Form 10-Q
period 1993-12-31
UNITED GROCERS INC /OR/
filed 1994-02-14
CIK 225966

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q



             Quarterly report pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

             For the quarterly period ended December 31, 1993
                      Commission File Number 2-60487


                           United Grocers, Inc.
          (Exact name of registrant as specified in its charter)


           Oregon                                93-0301970
(State or other jurisdiction of         (IRS employer identification no.)
incorporation or organization)

                            6433 S.E. Lake Road
              Post Office Box 22187, Milwaukie, Oregon  97269
            (Address of principal executive offices) (Zip Code)

    Registrant's telephone number, including area code: (503) 833-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing  requirements for the past 90 days. Yes   X     No      .

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date. 633,604 shares of common stock, $5 par value, as of December 31, 1993.

                      Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

     The following unaudited consolidated financial statements of United Grocers, Inc., and subsidiaries for the periods ended December 31, 1993 and January 1, 1993, include all adjustments which management considers necessary for a fair presentation of the results for the interim periods.

     In 1992-93 the Company changed its method of accounting for the general wholesale grocery category of inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. Refer to the Company's annual report on Form 10-K for the year ended October 1, 1993, for details of changes.

     In 1993-94 the Company adopted FASB #113 (Accounting for Reinsurance Contracts). Refer to Part I, Item 2, for a description of the effect of this change on the balance sheet.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Grocers Insurance Group, Inc., Grocers Insurance Agency, Inc., UGIC, Ltd., United Employers Insurance Co., United Workplace Consultants, Inc., U.G. Resources, Inc., United Resources, Inc., BAT Enterprises, Inc., Western Passage Express, Inc., United Store Development, Ltd., Employee Management Services, Inc., Western Security Services, Inc., Affiliated General Agency, Inc. and Northwest Process, Inc. All intercompany balances and transactions have been eliminated upon consolidation.

                  UNITED GROCERS, INC., AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                  DECEMBER 31, 1993, and OCTOBER 1, 1993

                                              (Unaudited)      (Audited)
ASSETS                                       12/31/93        10/1/93

CURRENT ASSETS:
  Cash and cash equivalents                  $ 15,080,010   $ 18,807,473
  Investments                                  38,429,947     34,397,583
  Accounts and notes receivable                47,143,619     40,514,016
  Inventories                                  76,155,538     73,866,416
  Other current assets                          5,195,048      3,477,033
  Deferred income taxes                         2,823,829      2,823,829

       Total current assets                   184,827,991    173,886,350

NON-CURRENT ASSETS:
  Notes receivable                             38,553,976     33,250,562
  Investment in affiliated company              1,929,929      1,929,929
  Other receivables                             9,207,419      8,875,247
  Other non-current assets                      3,418,453      3,156,301

       Total non-current assets                53,109,777     47,212,039

PROPERTY, PLANT AND EQUIPMENT -
  (Net of accumulated depreciation
       and amortization)                       60,449,455     59,501,356

       TOTAL                                 $298,387,223   $280,599,745


                    UNITED GROCERS, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1993, and OCTOBER 1, 1993
                                  (continued)


                                                   (Unaudited)     (Audited)
LIABILITIES AND MEMBERS' EQUITY                       12/31/93       10/1/93

CURRENT LIABILITIES:
  Notes payable - bank                            $ 40,988,581  $ 24,730,400
  Accounts payable                                  53,181,148    57,886,107
  Insurance reserves                                30,926,168    29,021,276
  Compensation and other taxes payable               2,122,809     2,256,970
  Other accrued expenses                             4,003,986     4,143,272
  Members' patronage and other refunds payable         845,000     7,214,927
  Current installments on long-term debt             6,942,534     6,814,221

       Total current liabilities                   139,010,226   132,067,173

LONG-TERM DEBT                                     115,019,069   105,539,231
DEFERRED INCOME TAXES                                3,281,135     3,281,135
DEFERRED INCOME                                        588,470       599,804
MEMBERS' EQUITY:
  Common stock (Authorized, 10,000,000 shares
  at $5.00 par value; issued and outstanding,
  633,604 shares at December 31, 1993 and
  632,312 shares at October 1, 1993)                 3,332,125     3,285,755
  Additional paid-in capital                        22,042,363    21,006,563
  Retained earnings                                 15,113,835    14,820,084

       Total members' equity                        40,488,323    39,112,402

       TOTAL                                      $298,387,223  $280,599,745

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

           THREE MONTHS ENDED DECEMBER 31, 1993 AND JANUARY 1, 1993



                                                    12/31/1993      1/1/1993

Net sales and operations                          $229,399,822  $214,567,030

Costs and expenses:
  Cost of sales                                    195,195,792   184,491,236
  Operating expenses                                23,929,411    20,942,604
  Selling and administrative expenses                2,439,540     2,298,435
  Depreciation and amortization                      1,303,129     1,227,620
  Interest:
      Interest expense                               2,130,365     2,180,155
      Interest income                                1,138,635     1,314,429
         Interest expense, net                         991,730       865,726

       Total cost and expenses                     223,859,602   209,825,621

Net income before members' allowances, patronage
  dividends and income taxes                         5,540,220     4,741,409

Members' allowances                                  3,546,359     2,635,439
Members' patronage dividends                         1,300,000     1,400,000

Net income before income taxes                         693,861       705,970

Provision for income taxes                             245,400       268,921

       Net Income                                   $  448,461   $  437,049


                    UNITED GROCERS, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       Three months ended
                                                     December 31   January 1
CASH FLOWS FROM OPERATING ACTIVITIES:                       1993        1993
  Net income                                       $    448,461     $  437,049
  Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:
     Depreciation and amortization                    1,303,129      1,227,620
     Provision for doubtful accounts                    506,688        518,136
     Patronage dividends payable in common stock        853,325        741,924
     (Gain)loss on sale of assets                    (   52,479)      (438,511)
     Decrease (increase) in non-cash current assets:
        Accounts and notes receivable                (6,629,603)   ( 7,470,354)
        Inventories                                  (2,289,122)    (3,116,277)
        Other current assets                         (2,879,823)    (2,952,283)
     Increase (decrease) in non-cash current liabilities:
        Accounts payable and insurance reserves      (2,800,067)     2,040,182
        Compensation and other taxes payable         (  228,226)       519,902
        Other accrued expenses                       (   45,181)     1,317,178
        Members' patronage and other refunds         (6,369,927)    (6,086,527)
     Decrease (increase) in non-current other
     assets                                            (594,324)     1,087,103
  Net cash provided by (used in) operating
     activities                                     (18,777,189)   (12,174,858)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans to members                                  ( 7,467,671)   ( 1,094,936)
  Collections on loans to members                     1,607,567      2,714,140
  Sale (buyback) of member loans                         50,000         71,845
  Sale and redemption of investments                    164,258      2,500,000
  Purchase of investments                            (3,034,814)    (4,281,048)
  Sale of property, plant and equipment                 146,756      2,950,456
  Purchase of property, plant and equipment         ( 2,356,839)      (323,210)
  Net cash provided by (used in) investing
     activities                                     (10,890,743)     2,537,247
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock                                  409,944         68,586
  Repurchase of common stock                         (  335,809)    (1,773,900)
  Proceeds of long-term debt:
     Revolving bank lines of credit                 189,800,000    123,585,106
     Mortgages and notes                                 - 0 -         154,274
     Redeemable notes and certificates                3,155,200      6,127,700
  Repayment of long-term debt:
     Revolving bank lines of credit                (160,151,392)  (118,850,000)
     Mortgages and notes                             (  669,346)      (670,798)
     Redeemable notes and certificates               (6,268,128)    (5,001,658)
  Net cash provided by (used in) financing
     activities                                      25,940,469      3,639,310
  Net increase (decrease) in cash and cash
     equivalents                                     (3,727,463)    (5,998,301)
Cash and cash equivalents, beginning of year         18,807,473     18,390,835
CASH AND CASH EQUIVALENTS, END OF QUARTER           $15,080,010    $12,392,534
/TABLE

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three months ended December 31, 1993 ("1994") compared to three months ended January 1, 1993 ("1993").

RESULTS OF OPERATIONS

OVERVIEW

  In 1994, net sales and operations increased 7.1% to 229.4 million. This compares to a 3.6% decline in 1993 to $214.6 million. Net income before member allowances, patronage dividends, and income taxes increased 0.8 million to $5.5 million (2.4% of sales). This compares to net income of $4.7 million (2.2% of sales) in 1993.

  During 1994, the increase in net sales and operations was due primarily to higher unit volume in the distribution segment, and increased written premiums in the insurance segment. Profitability improved due to these increases in unit volume and improved loss ratios in the insurance segment, offset by increases in member allowances and retail store losses.

NET SALES AND OPERATIONS

  Warehouse and Cash & Carry distribution segment sales increased 4.9% to $212.9 million. Warehouse sales increased 3.7 % reflecting higher unit volume. Cash & Carry sales increased 10.7%, due to higher unit volumes (6.5%) and sales at new units (4.2%).

  Insurance segment's net premiums, commissions and fees increased 8.3% in 1994 to $5.3 million.

COSTS AND EXPENSES

  In 1994, total costs and expenses increased $14.5 million to 223.9 million (97.6% of sales). This compares to $209.8 million (97.8% of sales) in 1993. The components of costs and expenses are outlined below:


  Costs and Expenses as a Percent of Net Sales and Operations:

For the three months ended:

                                                 12/31/93    1/1/93

       Cost of Sales                                 85.1      85.9
       Operating expenses                            10.4       9.8
       Selling and administrative expenses            1.1       1.1
       Depreciation and amortization                  0.6       0.6
       Interest expense, net                          0.4       0.4
          Total                                      97.6      97.8

       Cost of sales as a percent of net sales and operations reduced to 85.0% in 1994 from 85.8% in 1993 primarily due to improved loss ratios in the insurance segment and a shift in distribution segment sales from grocery sales to Cash & Carry sales and perishable department sales, offset by higher costs on Cash & Carry and retail store sales.

       Operating expenses as a percent of net sales and operations increased 0.6% to 10.4% in 1994 due to increased operating expenses in retail store operations, and increased non-labor expenses in the distribution segment resulting from higher unit volume.

MEMBER ALLOWANCES AND PATRONAGE DIVIDENDS

       In 1994, member allowances and patronage dividends were $4.8 million (2.1% of sales). This compares to $4.0 million (1.9% of sales) in 1993. The increase in member allowances and patronage dividends was due to increased allowances paid under the Company's new "Partnership Incentive" program.

NET INCOME AND INCOME TAXES

       Net income after member allowances, patronage dividends, and before taxes was $0.7 million (0.3% of sales) in 1994 compared to $0.7 million (0.3% of sales) in 1993. Net income after taxes was $0.4 million (0.2% of sales) compared to $0.4 million (0.2% of sales) in 1993.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

       In 1994, the Company used $18.8 million in cash in its operations, an increase of $6.7 million in cash used compared to 1993. Merchandise inventories and receivables increased primarily due to increased volume.

       At the beginning of the current fiscal year, the Company adopted FASB #113 (Accounting for Reinsurance Contracts). The adoption of this change had the effect of increasing accounts receivable by $2.4 million, other current assets by $1.5 million, and accounts payable by $3.9 million.

CASH FLOWS FROM INVESTING ACTIVITIES

       In 1994, the Company used $10.9 million in cash in investing activities. This compares to the $2.5 million in cash provided by investing activities in 1993. The main components of the shift in the cash flow from investing activities was the $6.3 million increase in loans to members, decreases in the sale of insurance investments and property, plant and equipment, and increased levels of capital expenditures.

CASH FLOWS FROM FINANCING ACTIVITIES

       In 1994, the Company's financing activities provided $25.9 million in cash compared to $3.6 million in 1993. Cash was primarily provided through the utilization of the Company's bank credit lines.

SUBSEQUENT EVENTS

       During January 1994, an agreement was reached with the National Cooperative Bank to provide a market for loans the Company provides its members through its subsidiary, United Resources, Inc.

       During January 1994, the Company reached an agreement to sell inventory and equipment at two of its retail locations to DFS, LLC., a company controlled by Craig Danielson, a director of the Company. DFS, LLC. also entered into real estate and equipment sublease agreements for the two locations.

                          Part II.  OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K.

            (b) No reports on Form 8-K were filed during the quarter for which this report is filed.
  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 9, 1994                UNITED GROCERS, INC.
                                       (Registrant)

                                       By    /s/ John W. White
                                          John W. White
                                          Vice President
                                          (Principal Accounting Officer)