Form 10-Q
period 1994-04-01
UNITED GROCERS INC /OR/
filed 1994-05-16
CIK 225966

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q



             Quarterly report pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

               For the quarterly period ended April 1, 1994
                      Commission File Number 2-60487


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

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date. 618,293 shares of common stock, $5 par value, as of May 12, 1994.

                      Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

     The following unaudited consolidated financial statements of United Grocers, Inc., and subsidiaries for the periods ended April 1, 1994 and April 2, 1993, include all adjustments which management considers necessary for a fair presentation of the results for the interim periods.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Grocers Insurance Group, Inc., Grocers Insurance Agency, Inc., UGIC, Ltd., Grocers Insurance Company, (formerly United Employers Insurance Co.), United Workplace Consultants, Inc., U.G. Resources, Inc., United Resources, Inc., BAT Enterprises, Inc., Western Passage Express, Inc., United Store Development, Ltd., Employee Management Services, Inc., Western Security Services, Inc., Affiliated General Agency, Inc. and Northwest Process, Inc. All intercompany balances and transactions have been eliminated upon consolidation.

                  UNITED GROCERS, INC., AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                    APRIL 1, 1994, and OCTOBER 1, 1993

                                              (Unaudited)      (Audited)
ASSETS                                         04/01/94       10/01/93

CURRENT ASSETS:
  Cash and cash equivalents                  $ 10,998,810   $ 18,807,473
  Investments                                  38,384,892     34,397,583
  Accounts and notes receivable                48,149,638     40,514,016
  Inventories                                  66,279,056     73,866,416
  Other current assets                          4,807,047      3,477,033
  Deferred income taxes                         2,817,683      2,823,829

       Total current assets                   171,437,126    173,886,350

NON-CURRENT ASSETS:
  Notes receivable                             40,810,063     33,250,562
  Investment in affiliated company              1,929,929      1,929,929
  Other receivables                             8,093,538      8,875,247
  Other non-current assets                      4,433,801      3,156,301

       Total non-current assets                55,267,331     47,212,039

PROPERTY, PLANT AND EQUIPMENT -
  (Net of accumulated depreciation
           and amortization)                   61,022,081     59,501,356

       TOTAL                                 $287,726,538   $280,599,745



                    UNITED GROCERS, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      APRIL 1, 1994, and OCTOBER 1, 1993
                                  (continued)


                                                   (Unaudited)     (Audited)
LIABILITIES AND MEMBERS' EQUITY                     04/01/94       10/01/93

CURRENT LIABILITIES:
  Notes payable - bank                            $ 27,910,416  $ 24,730,400
  Accounts payable                                  55,535,890    57,886,107
  Insurance reserves                                29,586,849    29,021,276
  Compensation and other taxes payable               2,015,163     2,256,970
  Other accrued expenses                             6,746,804     4,143,272
  Members' patronage and other refunds payable       1,430,000     7,214,927
  Current installments on long-term debt             7,001,347     6,814,221

       Total current liabilities                   130,226,469   132,067,173

LONG-TERM DEBT                                     113,388,848   105,539,231
DEFERRED INCOME TAXES                                3,281,135     3,281,135
DEFERRED INCOME                                        577,137       599,804
MEMBERS' EQUITY:
  Common stock (Authorized, 10,000,000 shares
       at $5.00 par value; issued and outstanding,
        627,580 shares at April 1, 1994 and 632,312
        shares at October 1, 1993)                   3,137,900     3,285,755
  Additional paid-in capital                        22,152,781    21,006,563
  Retained earnings                                 14,962,268    14,820,084

       Total members' equity                        40,252,949    39,112,402

       TOTAL                                      $287,726,538  $280,599,745

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                               Quarters Ended             Six Months Ended




                              04/01/94     04/02/93   04/01/94    04/02/93


Net sales and operations    $226,615,462 $216,051,088$456,015,284$430,618,118

Costs and expenses
  Cost of sales              192,796,346  183,364,152387,992,138 367,855,388
  Operating expenses          23,327,467   22,468,303 47,256,878  43,410,907
  Selling and administrative
           expenses            2,255,207    2,456,909  4,694,747   4,755,344
  Depreciation and amortization   1,413,585   1,183,372   2,716,714   2,410,992
  Interest:
       Interest expense        2,231,965    2,148,753  4,362,330   4,328,908
       Interest income       (  523,778)  (  605,311)(1,662,413)  (1,919,740)
         Interest expense, net  1,708,187   1,543,442  2,699,917   2,409,168

       Total costs and expenses221,500,792211,016,178445,360,394 420,841,799

Net income before members'
 allowances, patronage dividends
 and income taxes              5,114,670    5,034,910 10,654,890   9,776,319

Members' allowances            3,474,703    3,123,684  7,021,062   5,759,123
Members' patronage dividends     900,000    1,159,169  2,200,000   2,559,169

Net income before income taxes    739,967     752,057  1,433,828   1,458,027

Provision for income taxes       231,100      231,079    476,500     500,000

Net income                   $   508,867  $   520,978$   957,328 $   958,027


                    UNITED GROCERS, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                             Six months ended
                                                         April 1     April 2
CASH FLOWS FROM OPERATING ACTIVITIES:                       1994        1993
  Net income                                       $    957,328  $  958,027
  Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:
     Depreciation and amortization                    2,716,714   2,410,992
     Provision for doubtful accounts                  1,012,190   1,109,280
     Patronage dividends payable in common stock      1,514,177   1,438,741
     (Gain) loss on sale of assets                       65,279  (  483,310)
     Decrease (increase) in non-cash current assets:
     Accounts and notes receivable                   (7,635,622) (2,818,134)
     Merchandise inventories                          7,587,360  (6,722,765)
     Other current assets                            (1,780,350) (1,175,298)
     Increase (decrease) in non-cash current liabilities:
     Accounts payable and insurance reserves         (1,784,644)  1,921,839
     Compensation and other taxes payable              (241,807)    418,748
     Other accrued expenses                           2,603,532   1,922,845
     Members' patronage and other refunds            (5,784,927) (5,065,947)
     Decrease (increase) in non-current other assets (  495,791) (  181,877)
  Net cash provided by (used in) operating activities (1,266,561) (6,266,859)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans to members                                  (14,199,135)( 4,021,908)
  Collections on loans to members                     8,184,508   4,755,915
  Sale (buyback) of member loans                    ( 2,557,064)    613,295
  Sale and redemption of investments                  1,444,859   2,541,366
  Purchase of investments                            (5,125,805)( 4,281,048)
  Sale of property, plant and equipment                 146,756   3,330,283
  Purchase of property, plant and equipment          (4,322,022) ( 4,718,776)
  Net cash provided by (used in) investing activities(16,427,903) ( 1,780,873)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock                                  525,243     106,589
  Repurchase of stock                                (1,856,201) (3,524,227)
  Proceeds of long-term debt:
     Revolving bank lines of credit                 398,700,000 240,385,106
     Mortgages and notes                                700,579   1,055,986
     Redeemable notes and certificates                8,740,300  12,609,000
  Repayment of long-term debt:
     Revolving bank lines of credit                (385,071,328)(232,943,392)
     Mortgages and notes                             (1,330,946) (1,339,411)
     Redeemable notes and certificates              (10,521,846)  (8,182,909)
  Net cash provided by (used in) financing activities   9,885,801   8,166,742

  Net increase (decrease) in cash and cash equivalents(7,808,663)   119,010

Cash and cash equivalents, beginning of year         18,807,473  18,390,835

CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 10,998,810$ 18,509,845

/TABLE

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Six months ended April 1, 1994 compared to six months ended April 2, 1993.

RESULTS OF OPERATIONS

OVERVIEW

  In 1994, net sales and operations increased 5.9% to 456.0 million. This compares to a 1.3% decline in 1993 to $429.4 million. Net income before member allowances, patronage dividends, and income taxes increased 0.9 million to $10.7 million (2.3% of sales). This compares to net income of $9.8 million (2.3% of sales) in 1993.

  During 1994, the increase in net sales and operations was due primarily to higher unit volume in the distribution segment, and increased written premiums in the insurance segment. Profitability improved due to these increases in unit volume and improved loss ratios in the insurance segment, offset by increases in member allowances and retail store losses.

NET SALES AND OPERATIONS

  Warehouse and Cash & Carry distribution segment sales increased 5.5% to $428.6 million. Warehouse sales increased 3.6 % reflecting higher unit volume. Cash & Carry sales increased 14.5%, due to higher unit volumes (8.9%) and sales at new units (5.6%).

  Insurance segment's net premiums, commissions and fees increased 0.8% in 1994 to $10.3 million.

COSTS AND EXPENSES

  In 1994, total costs and expenses increased $24.5 million to 445.4 million (97.7% of sales). This compares to $420.8 million (97.7% of sales) in 1993. The components of costs and expenses are outlined below:


  Costs and Expenses as a Percent of Net Sales and Operations:

For the six months ended:

                                                   4/1/94    4/2/93

       Cost of Sales                                 85.1      85.5
       Operating expenses                            10.4      10.0
       Selling and administrative expenses            1.1       1.1
       Depreciation and amortization                  0.6       0.6
       Interest expense, net                          0.5       0.5
          Total                                      97.7      97.7

/TABLE

       Cost of sales as a percent of net sales and operations reduced to 85.0% in 1994 from 85.5% in 1993 primarily due to improved loss ratios in the insurance segment and a shift in distribution segment sales from grocery sales to Cash & Carry sales and perishable department sales, offset by higher costs on Cash & Carry and retail store sales.

       Operating expenses as a percent of net sales and operations increased 0.4% to 10.4% in 1994 due to increased operating expenses in retail store operations, and increased non-labor expenses in the distribution segment resulting from higher unit volume. Operating expenses of approximately $650,000 represent costs associated with the sale of two corporate stores and the conversion of two additional stores to different store formats.


MEMBER ALLOWANCES AND PATRONAGE DIVIDENDS

       In 1994, member allowances and patronage dividends were $9.2 million (2.0% of sales). This compares to $8.3 million (1.9% of sales) in 1993. The increase in member allowances and patronage dividends was due to increased allowances paid under the Company's new "Partnership Incentive" program.

NET INCOME AND INCOME TAXES

       Net income after member allowances, patronage dividends, and before taxes was $1.4 million (0.3% of sales) in 1994 compared to $1.5 million (0.3% of sales) in 1993. Net income after taxes was $1.0 million (0.2% of sales) compared to $1.0 million (0.2% of sales) in 1993.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

       In 1994, the Company used $1.3 million in cash in its operations, a decrease of $5.0 million in cash used compared to 1993. Merchandise inventories decreased due to warehouse efficiencies.

       At the beginning of the current fiscal year, the Company adopted FASB #113 (Accounting for Reinsurance Contracts). The adoption of this change had the effect of increasing accounts receivable by $2.4 million, other current assets by $1.5 million, and accounts payable by $3.9 million.

CASH FLOWS FROM INVESTING ACTIVITIES

       In 1994, the Company used $16.4 million in cash in investing activities. This compares to the $1.8 million in cash used in investing activities in 1993. The main components of the shift in the cash flow from investing activities was the $10.2 million increase in loans to members, decreases in the sale of insurance investments and property, plant and equipment, and increased levels of capital expenditures.

CASH FLOWS FROM FINANCING ACTIVITIES

       In 1994, the Company's financing activities provided $10.0 million in cash compared to $8.2 million in 1993. Cash was primarily provided through the utilization of the Company's bank credit lines.

                          Part II.  OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security-Holders.

       At the annual meeting of the shareholders on January 8, 1994, the following directors were elected: David Neal, Peter O'Neal and Arthur Thenell. The following directors will continue their terms of office:
Gilbert A. Foster, H. Larry Montgomery, Marlin Smythe, Craig Danielson, Dennis Blasingame and James C. Vickers. The number of votes received by each nominee for director was as follows: Pamela Garcia - 54, Ray Grady - 67,
Ken Martin - 68, David Neal - 89, Pete Nunn - 58, Peter O'Neal - 101, and Arthur Thenell - 106.

       Two amendments to the Company's Bylaws were voted upon. The first was "Amend Article II Section 6 of the Bylaws and Article III of the Articles of Incorporation to one vote for each retail store up to 5% of the total number of shares entitled to vote." The vote for this proposed amendment was 103 for, 80 against and 2 abstaining. The amendment was defeated, lacking the necessary 2/3 majority.

       The second was "Amend Article II Section 3 of the Bylaws to allow two consecutive 3-year terms on the Board of Directors." The vote for this proposed amendment was 108 for, 72 against and 4 abstaining. The amendment was defeated, lacking the necessary 2/3 majority.



Item 6.     Exhibits and Reports on Form 8-K.

       (a)  The exhibits to this report are listed on the attached Exhibit
Index.

       (b) No reports on Form 8-K were filed during the quarter for which this report is filed.
       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 13, 1994                    UNITED GROCERS, INC.
                                       (Registrant)

                                       By /s/ John W. White
                                          John W. White
                                          Vice President
                                          (Principal Accounting Officer)

                                 Exhibit Index

  No.            Exhibit

  10.A. Copy of Amendment 6 to credit agreement and amendment to notes of July 31, 1991, among the registrant, United States National Bank of Oregon, Seattle-First National Bank, and Bank of America, National Trust and Savings Association, dated as of October 29, 1993.

  10.B. Copy of Amendment 7 to credit agreement and amendment to notes of July 31, 1991, among the registrant, United States National Bank of Oregon, Seattle-First National Bank, and Bank of America, National Trust and Savings Association, dated as of January 28, 1994.

  10.C. Copy of asset purchase and sale agreement for Aloha and Tigard stores dated January 3, 1994, with related documents, between the registrant and CTD, L.L.C, an affiliate of Craig Danielson, a director of the registrant.

  10.D. Copy of sublease for Tigard store dated January 3, 1994, between the registrant and CTD, L.L.C., an affiliate of Craig Danielson, a director of the registrant.

  10.E. Copy of sublease for Aloha store dated January 3, 1994, between the registrant and CTD, L.L.C., an affiliate of Craig Danielson, a director of the registrant.