Form 10-Q
period 1994-07-01
UNITED GROCERS INC /OR/
filed 1994-08-15
CIK 225966

                   UNITED GROCERS, INC., AND SUBSIDIARIES


                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                  FORM 10-Q

              Quarterly report pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934


                 For the Quarterly period ended July 1, 1994
                       Commission File Number 2-60487


                            United Grocers, Inc.

           (Exact name of registrant as specified in its charter)


                Oregon                           93-0301970
     (State or other jurisdiction of           (IRS Employer
      incorporation or organization)         identification No.)

                             6433 S.E. Lake Road
               Post Office Box 22187, Milwaukie, Oregon  97269
             (address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code: (503) 833-1000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
     requirements for the past 90 days. Yes   X     No      .
     Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date. 603,016 shares of common stock, $5 par value, as of August 10, 1994.
                       Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

     The following unaudited consolidated financial statements of United Grocers, Inc., and subsidiaries for the periods ended July 1, 1994 and July 2, 1993, include all adjustments which management considers necessary for a fair presentation of the results for the interim periods. All adjustments to prior period figures are for the purpose of making the results comparable and are of a normal recurring nature. Any change in accounting methods not of a normal recurring nature are separately disclosed.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Grocers Insurance Group, Inc., Grocers Insurance Agency, Inc., UGIC, Ltd., Grocers Insurance Company (formerly United Employers Insurance Co.), United Workplace Consultants, Inc., U.G. Resources, Inc., United Resources, Inc., BAT Enterprises, Inc., Western Passage Express, Inc., United Store Development, Ltd., Premier Consulting, Inc. (formerly Employee Management Services, Inc.), Western Security Services, Inc., Affiliated General Agency, Inc. and Northwest Process, Inc. All intercompany balances and transactions have been eliminated upon consolidation.

                   UNITED GROCERS, INC., AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      JULY 1, 1994, and OCTOBER 1, 1993

                                             (Unaudited)      (Audited)
ASSETS                                        07/01/94         10/01/93
                                             -----------      ---------
CURRENT ASSETS:
 Cash and cash equivalents                  $ 14,377,804   $ 18,807,473
 Investments                                  38,413,756     34,397,583
 Accounts and notes receivable                47,141,969     40,514,016
 Inventories                                  71,224,008     73,866,416
 Other current assets                          4,686,571      3,477,033
 Deferred income taxes                         3,338,660      2,823,829
                                            ------------   ------------

      Total current assets                   179,182,768    173,886,350
                                            ------------   ------------
NON-CURRENT ASSETS:
 Notes receivable                             35,481,594     33,250,562
 Investment in affiliated companies            7,679,929      1,929,929
 Other receivables                             5,840,437      8,875,247
 Other non-current assets                      3,413,313      3,156,301
                                            ------------   ------------
      Total non-current assets                52,415,273     47,212,039
                                            ============   ============

PROPERTY, PLANT AND EQUIPMENT -
 (Net of accumulated depreciation
  and amortization)                           59,915,635     59,501,356
                                            ------------   ------------
      TOTAL                                 $291,513,676   $280,599,745
                                            ============   ============

                   UNITED GROCERS, INC., AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      JULY 1, 1994, and OCTOBER 1, 1993
                                 (continued)


                                             (Unaudited)      (Audited)
LIABILITIES AND MEMBERS' EQUITY               07/01/94        10/01/93
                                            ------------   ------------
CURRENT LIABILITIES:
 Notes payable - bank                       $ 31,284,191   $ 24,730,400
 Accounts payable                             54,916,622     57,886,107
 Insurance reserves                           29,419,021     29,021,276
 Compensation and other taxes payable          2,573,668      2,256,970
 Other accrued expenses                        7,134,425      4,143,272
 Members' patronage and other
  refunds payable                              2,275,000      7,214,927
 Current installments on long-term debt        7,057,044      6,814,221
                                            ------------   ------------
      Total current liabilities              134,659,971    132,067,173
                                            ------------   ------------

LONG-TERM DEBT                               113,180,787    105,539,231
                                            ------------   ------------
DEFERRED INCOME TAXES                          3,281,135      3,281,135
                                            ------------   ------------
DEFERRED INCOME                                  565,803        599,804
                                            ------------   ------------
MEMBERS' EQUITY:
 Common stock (Authorized, 10,000,000 shares at
 $5.00 par value;issued and outstanding,
 607,901 shares at July 1, 1994 and
 632,312 shares at October 1, 1993)            3,232,965      3,285,755
 Additional paid-in capital                   21,947,799     21,006,563
 Retained earnings                            14,645,216     14,820,084
                                            ------------   ------------
      Total members' equity                   39,825,980     39,112,402
                                            ------------   ------------
      TOTAL                                 $291,513,676   $280,599,745
                                            ============   ============

                    UNITED GROCERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME

                                 (Unaudited)

                                           Quarters Ended            Nine Months Ended
                                           --------------            -----------------
                                     07/01/94      07/02/93     07/01/94       07/02/93
                                     ------------  ------------ ------------  ------------

Net sales and operations    $242,071,225 $219,543,847 $698,086,509 $650,161,965
                                     ------------  ------------ ------------  ------------
Costs and expenses
 Cost of sales               207,381,082186,556,285 595,373,220 554,411,673
 Operating expenses           24,150,402 22,068,403  71,407,280  65,479,310
 Selling and
  administrative expenses      2,278,475  2,374,943   6,973,222   7,130,287
 Depreciation and
  amortization                 1,270,273   1,241,696   3,986,987     3,652,688
 Interest:
      Interest expense         2,391,141  2,010,329   6,753,471   6,339,237
      Interest income            990,576      855,804    2,652,989      2,775,544
                                     ------------  ------------ ------------  ------------
        Interest
         expense, net          1,400,565    1,154,525     4,100,482    3,563,693
                                     ------------  ------------ ------------  ------------
      Total costs and expenses 236,480,797  213,395,852   681,841,191  634,237,651
                                     ------------  ------------ ------------  ------------

Income before members' allowances,
  patronage dividends and income taxes5,590,4286,147,99516,245,31815,924,314

Members' allowances            3,749,828  3,975,379  10,770,890   9,734,502
Members' patronage dividends   1,300,000    1,781,013    3,500,000     4,340,182
                                     ------------  ------------ ------------  ------------
Income before income taxes       540,600    391,603   1,974,428   1,849,630

Provision for income taxes       200,000      100,000      676,500      600,000
                                     ------------  ------------ ------------  ------------
Net income                   $   340,600 $    291,603 $  1,297,928 $  1,249,630
                                     ============  ============ ============  ============

                   UNITED GROCERS, INC., AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

Nine months ended

                                                                July 1           July 2
CASH FLOWS FROM OPERATING ACTIVITIES:                              1994             1993
                                                           --------------   -------------
   Net income                                     $  1,297,927 $  1,249,630
   Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
      Depreciation and amortization                  3,986,987    3,652,688
      Provision for doubtful accounts                1,523,261    1,719,229
      Patronage dividends payable in common stock    2,012,017    2,346,501
      (Gain) loss on sale of assets                     65,279   (  414,791)
      Decrease (increase) in non-cash current assets:
           Accounts and notes receivable            (6,627,953)  (1,182,998)
           Merchandise inventories                   2,642,408    4,364,062
           Other current assets                     (4,593,618)  (2,563,395)
      Increase (decrease) in non-cash current liabilities:
           Accounts payable and insurance reserves  (2,571,740)   1,665,544
           Compensation and other taxes payable        316,698      209,178
           Other accrued expenses                    2,991,153    2,416,186
           Members' patronage and other refunds     (4,939,927)  (3,830,947)
      Decrease in non-current other assets           2,777,798      143,155
                                                   ------------ ------------
   Net cash provided by (used in) operating activities (1,119,710)  9,774,042
                                                   ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Loans to members                                (17,755,137) ( 6,031,931)
   Collections on loans to members                  14,121,340    6,352,002
   Sale (buy back) of member loans                    (120,496)     697,353
   Sale and redemption of investments                4,433,139    6,178,473
   Purchase of investments                         (10,875,805) ( 6,003,602)
   Sale of property, plant and equipment               226,756    3,476,627
   Purchase of property, plant and equipment        (5,181,559) ( 9,635,049)
                                                   ------------ ------------
   Net cash used in investing activities           (15,151,762) ( 4,966,127)
                                                   ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of common stock                                525,241      128,165
   Repurchase of stock                              (3,121,609)  (3,950,208)
   Proceeds of long-term debt:
      Revolving bank lines of credit               606,400,000  380,685,106
      Mortgages and notes                            1,882,801    1,092,638
      Redeemable notes and certificates             13,353,800   16,760,600
   Repayment of long-term debt:
      Revolving bank lines of credit              (589,243,207)(384,043,163)
      Mortgages and notes                           (2,131,276)  (2,101,910)
      Redeemable notes and certificates            (15,823,947)  (11,190,055)
                                                   ------------ ------------
   Net cash provided by (used in) financing activities  11,841,803  ( 2,618,827)
                                                   ------------ ------------
   Net increase (decrease) in cash and cash equivalents(4,429,669) 2,189,088
Cash and cash equivalents, beginning of year        18,807,473   18,390,835
                                                   ------------ ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $ 14,377,804$  20,579,923
                                                   ============ ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Nine months ended July 1, 1994 compared to nine months ended July 2, 1993.

RESULTS OF OPERATIONS

OVERVIEW

     In 1994, net sales and operations increased 7.4% to 698.1 million. This compares to a 0.9% decline in 1993 to $650.1 million. Income before member allowances, patronage dividends, and income taxes increased 0.3 million to $16.2 million (2.3% of sales). This compares to income before member allowances, patronage dividends, and income taxes of $15.9 million (2.4% of sales) in 1993.

     During 1994, the increase in net sales and operations was due primarily to higher unit volume in the distribution segment, along with increased financing activity, offsetting reduced commission income in the insurance segment. Profitability improved due to these increases in unit volume and improved loss ratios in the insurance segment, offset by increases in member allowances and retail store losses. Member allowances for the nine month periods in 1994 and 1993 totalled $10.8 million and $9.7 million, respectively. Losses in the retail store segment, including expenses associated with disposition of assets of closed stores, totalled $3.6 million and $1.6 million, respectively for the nine month periods in 1994 and 1993.

NET SALES AND OPERATIONS

     Warehouse and Cash & Carry distribution segment sales increased 6.6% to $652.9 million. Warehouse sales increased 4.8 % reflecting higher unit volume. Cash & Carry sales increased 14.6%, due to higher unit volumes (8.5%) and sales at new units (6.1%).

     Insurance segment's net premiums, commissions and fees decreased 2.0% in 1994 to $14.8 million.

COSTS AND EXPENSES

     In 1994, total costs and expenses increased $47.6 million to 681.8 million (97.7% of sales). This compares to $634.2 million (97.6% of sales) in 1993. The components of costs and expenses are outlined below:

     Costs and Expenses as a Percent of Net Sales and Operations:

For the nine months ended:

                                                 07/1/94    7/2/93
                                                 -------    ------
      Cost of Sales                                 85.3      85.3
      Operating expenses                            10.2      10.1
      Selling and administrative expenses            1.0       1.1
      Depreciation and amortization                  0.6       0.6
      Interest expense, net                          0.6       0.5
         Total                                      97.7      97.6

     Cost of sales as a percent of net sales and operations remained at 85.3% in 1994, same as it was in 1993. Operating expenses as a percent of net sales and operations increased 0.2% to 10.2% in 1994 due to increased operating expenses in retail store operations.


MEMBER ALLOWANCES AND PATRONAGE DIVIDENDS

     In 1994, member allowances and patronage dividends were $14.3 million (2.0% of sales). This compares to $14.1 million (2.2% of sales) in 1993. The increase in member allowances and patronage dividends was due to increased allowances paid under the Company's new "Partnership Incentive" program.

INCOME BEFORE INCOME TAXES

     Income after member allowances, patronage dividends, and before taxes was $1.9 million (0.3% of sales) in 1994 compared to $1.8 million (0.3% of sales) in 1993. Net income after taxes was $1.3 million (0.2% of sales) compared to $1.2 million (0.2% of sales) in 1993.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

     In 1994, the Company used $1.1 million in cash in its operations, an increase of $10.9 million in cash used compared to 1993. Merchandise inventories decreased due to warehouse efficiencies, with the other major components being an increase in accounts receivable, decreased accounts payable and decreased members' patronage and other refunds payable.

     At the beginning of the current fiscal year, the Company adopted FASB #113 (Accounting for Reinsurance Contracts). The adoption of this change had the effect of increasing accounts receivable by $2.4 million, other current assets by $1.5 million, and accounts payable by $3.9 million.

CASH FLOWS FROM INVESTING ACTIVITIES

     In 1994, the Company used $15.2 million in cash in investing activities. This compares to the $5.0 million in cash used in investing activities in 1993. The main components of the shift in the cash flow from investing activities was the $4.0 million net increase in loans to members, an investment of $5.7 million in a retail grocery chain, decreases in the sale of insurance investments, and a decrease in the level of capital expenditures.

CASH FLOWS FROM FINANCING ACTIVITIES

     In 1994, the Company's financing activities provided $11.8 million in cash compared to $2.6 million used in 1993. Cash was primarily provided through the utilization of the Company's bank credit lines.

WORKING CAPITAL

     Working capital at July 1, 1994 increased $2.8 million to $44.6 million from $41.8 million at July 2, 1993. Current ratio improved to 1.33 from 1.32.

CAPITAL RESOURCES

     The Company had $16.4 million in unused credit lines available at July 1, 1994. Management believes that current funding sources are adequate to meet Company requirements.

                         Part II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.  None.

          (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 13, 1994                UNITED GROCERS, INC.
                                      (Registrant)

                                      By    /s/ John W. White
                                         John W. White
                                         Vice President
                                         (Principal Accounting Officer)