Form 10-K
period 1994-09-30
UNITED GROCERS INC /OR/
filed 1994-12-29
CIK 225966

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                 FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


                 For the fiscal year ended September 30, 1994
                      Commission File Number 2-60487

                           UNITED GROCERS, INC.

               OREGON                           93-0301970


                  6433 S.E. Lake Road (Milwaukie, Oregon)
              Post Office Box 22187, Portland, Oregon  97222


Registrant's telephone number, including area code:  (503) 833-1000

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     None


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X .    No    .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

$35,313,495 (computed on basis of 1994 offering price and number of shares utstanding at December 15, 1994)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

619,535 shares of common stock, $5 par value, as of December 15, 1994.
Documents incorporated by reference:   None

                           PART 1
Item 1. Business

     The registrant, United Grocers, Inc. ("United" or "the Company"), a wholesale grocery distributor, is an Oregon business corporation organized in 1915 which operates and is taxed as a cooperative.

     The Company supplies groceries and related products to independent retail grocers located in Oregon, western Washington and northern California. United's goal is both to supply grocery products to retailers at prices which enable them to compete effectively in the retail market, and to furnish them other services, such as marketing assistance, engineering, accounting, financing and insurance, which are important to the successful operation of a retail grocery business.

     United also sells groceries and related products at wholesale through 30 Cash and Carry depots, principally to nonmember grocers, restaurants and institutional buyers.

     Consolidated revenues by principal product lines and services appear in the following table:

                             For Fiscal Year Ended
                September 30, 1994   October 1, 1993   October 2, 1992
                ==================  ================  =================
                                (dollars in thousands)
                          Percentage        Percentage         Percentage
                          of Total          of Total           of Total
Product or       Revenue  Revenue   Revenue Revenue   Revenue  Revenue
Service
Grocery<F1>       399,803  41.87    370,237   42.20   381,679   42.58
Dairy & Deli      105,336  11.04     97,425   11.11   101,868   11.36
Meat               86,893   9.11     86,115    9.82    86,115    9.60
Produce            47,709   5.00     46,462    5.30    44,672    4.98
Frozen Foods       53,803   5.64     49,078    5.60    51,787    5.78
Gen. Merchandise   45,285   4.75     42,494    4.85    44,901    5.01
Institutional<F2> 179,422  18.81    155,572   17.74   156,705   17.48
Retail Services    14,169   1.49      7,683     .88     7,477     .83
Store Finance       3,846    .41      2,374     .27     2,942     .33
Distribution
Segment           936,266  98.12    857,440   97.77   878,146   97.95
Insurance Segment  17,954   1.88     19,545    2.23    18,441    2.05
  TOTAL          $954,220 100.00   $876,985  100.00  $896,587  100.00

<F1> Grocery revenues include sales from retail stores operated on a temporary basis.
<F2> Institutional revenues include sales of all product lines.

     Financial data regarding the Company's industry segments is included in the financial statements appearing in Item 8.

     United and its wholly-owned subsidiaries Grocers Insurance Group, Inc., Grocers Insurance Agency, Inc., Grocers Insurance Company, UGIC, Ltd.,
United Workplace Consultants, Inc., Western Passage Express, Inc., United Store Development, Ltd., Northwest Process, Inc., Western Security Services, Ltd., Premier Consulting, Inc., United Resources, Inc., U.G. Resources, Inc., and B.A.T. Enterprises, Inc. provide a variety of services to members.

Marketing and Distribution

  Independent retail grocers within United's market area are eligible to apply for membership. All applicants for membership are subject to approval by United's Board of Directors on the basis of financial responsibility and operational ability. On approval, applicants are required to purchase shares of United's common stock. United has approximately 250 members operating a total of approximately 360 retail grocery stores.

  Members receive periodic order guides indicating the price and availability of various merchandise. Members select the desired merchandise and place their orders using United's computerized order system. The merchandise is picked up by the member or delivered by truck to the member's retail facility.

  No member or other customer of United accounts for as much as 10 percent of its sales. Management believes that the loss of any one or a few of its members or other customers would not have a material effect on its business or financial condition.

  Members are eligible to join United's group advertising programs. Members of advertising groups all do business under the group name, advertise items jointly, are assessed fees for group marketing services, and take part in group promotional programs. Each advertising group has its own coordinator and acts independently in passing upon applications of membership within the group and deciding on promotional and advertising programs.

  United's Cash & Carry wholesale outlets provide a convenient, low cost method of purchasing groceries and institutional products for non-member grocers, restaurants, and institutional buyers. Cash & Carry customers select their merchandise at the outlet much in the same manner that a customer at a retail grocery store would. Cash & Carry customers provide their own transportation.

Supplies

  United purchases goods from a wide variety of sources ranging from local farmers to large multinational corporations. United attempts to obtain the lowest possible price by pooling the buying power of its members. United is not dependent on any single supplier and the loss of any single supplier would not have a material effect on its business.

  United is one of the five stockholders of Western Family Holding Company, a corporation which pools the buying power of its stockholders in order to obtain lower cost merchandise. Purchases from Western Family Holding Company, which account for about 11% of United's total purchases, are distributed under labels such as "Western Family", and "Cottage."

Retail Services

  United provides a number of retail services to its members. Services which do not carry a specific fee or charge include marketing information, merchandising assistance, competitive retail price reporting and developmental services such as store site selection, design and engineering.

  United also offers its members, at a fee, complete bookkeeping, accounting and tax services for their retail operations. A computerized payroll service is also available. Other miscellaneous retail services which generally carry a scheduled fee assessment include customized retail pricing, retail shelf "unit pricing", and retail information service products.

  United, where appropriate, leases retail space and subleases the space to qualified members to enable them to obtain prime commercial space. At September 30, 1994, United was obligated on 45 such leases. Each such sublease requires that the sublessee pay all charges which may be incurred by United. Lease insurance guaranteeing payment of rent in the event of default covers a substantial amount of the lease payments. United's subsidiary UGIC, Ltd. provides lease insurance for twenty-one such subleases. See "Notes to Consolidated Financial Statements" for additional information on these subleases.

Finance Services

  United's subsidiary, United Resources, Inc., makes loans and provides other financial services to members. Loans to members are generally made at one and three quarters to two and one quarter percentage points over the prime interest rate. Such loans generally are for terms of one to ten years. Loan funds are obtained under a loan agreement with two commercial banks and a note purchase agreement with National Consumer Cooperative Bank at rates varying with market interest rates. At September 30, 1994, the aggregate principal amount of member loans outstanding due the subsidiary was $37,512,122. The subsidiary's interest income for the year then ended was approximately $ 3,090,000. In the normal course of its activities, United Resources, Inc. acquires retail stores through foreclosure or purchase and operates them on a temporary basis. United Resources owned four such stores at September 30, 1994. During 1994, United Resources acquired five stores through foreclosure and disposed of eight stores through sale or closure.

Insurance Services
Overview

  Grocers Insurance Group, Inc. was formed on October 25, 1990, and is a holding company for United's insurance related subsidiaries. Grocers Insurance Group, Inc. assists in marketing insurance related services offered by those subsidiaries.

     Grocers Insurance Agency, Inc., is an insurance agency offering property, crime, workers' compensation, group life, group health and other types of insurance. Sales of insurance, although primarily made to members, are also made to nonmembers. Commissions earned totaled approximately $804,000 for the year ended September 30, 1994.

  Grocers Insurance Company (GIC), formerly United Employers Insurance Co., writes insurance policies for property and casualty, workers' compensation and other types of insurance and provides some reinsurance services. Premiums earned during 1994 decreased slightly to $24.6 million, from $24.9 million in 1993. GIC operates as a specialty insurer, concentrating on grocery stores and related businesses for a customer base. Currently licensed in 19 states located primarily in the western region of the United States, GIC has applications pending in several additional states, concentrated in the Midwest.

       UGIC, Ltd. provides some reinsurance services for property and casualty insurance and workers' compensation and provides underwriting for lease insurance. Total written premiums for 1994 was $363,000.

       United Workplace Consultants, Inc. offers rehabilitation services to insurance companies, principally those owned by United. Total revenue for the year ended September 30, 1994 was $451,000.

     Affiliated General Agency, Inc., purchased by Grocers Insurance Agency, Inc., in 1993 was closed during 1994.

Insurance Operations

     The following analysis of insurance operations is limited to Grocers Insurance Company, the significant underwriting subsidiary of the Company.

Premiums Written

     An analysis of the GIC's premiums written during the last three years is shown in the following table.

                         $000
          Direct    ReinsuranceReinsuranceNet
Year Written   Assumed   Ceded     Written
1992 $23,862   $1,183    $5,067    $19,978
1993  24,431      716     6,597     18,550
1994  23,992      861     6,652     18,201


     The three states accounting for the largest amounts of direct premiums written for the year ending September 30, 1994 were Oregon with 41%, California with 22%, and Washington with 15%. No other state accounted for more than 5% of such premiums. In 1994, there were no significant changes in business, geographic mix or types of risks assumed.

Underwriting Results

     A commonly used industry measurement of property and casualty insurance underwriting results is the combined loss and expense ratio. This ratio is the sum of the ratio of net incurred losses and related loss adjustment expenses to net premiums earned (loss ratio) plus the ratio of underwriting expenses to premiums written (expense ratio). Underwriting results are generally considered profitable when the combined ratio is under 100%. The industry computes this ratio on a calendar year statutory accounting basis for comparison purposes. The loss ratio, expense ratio, and combined ratio for GIC for the last three calendar years are as follows:


          Loss           Expense        Combined
Year      Ratio          Ratio          Ratio
1991      84.1%          22.0%          106.1%
1992      79.1%          21.6%          100.7%
1993      89.6%          13.0%          102.6%


These ratios compare to industry composite combined ratios of 107.6% for 1991, 114.6% for 1992, and 105.5% for 1993.

     There have been no unusually large gains or losses from underwriting or investment operations during the year ending September 30, 1994. There are no effects from currency fluctuations, since all of GIC's business is transacted within the United States.

Claims Operations

     GIC establishes estimates for reported claims on an individual case basis. Fast track types of reserving methods are not used. The estimates are based on GIC's experience within the grocery industry and specific knowledge of facts regarding each individual claim. These estimates are reviewed on a regular basis or as additional information becomes available.

     Incurred But Not Reported (IBNR) reserves are established for claims which have occurred but are not yet reported to GIC as well as future development on reported claims. IBNR estimates are principally derived from analysis of historical patterns of development of both paid and incurred losses by line of business and accident years. Independent professional actuaries are engaged on an annual basis to analyze the overall reserving accuracy of GIC. IBNR's account for approximately 42% of GIC's total unpaid claims and claim adjustment expenses.

     Net Unpaid Loss and Loss Adjustment Expenses (LAE) for the last three fiscal years are:

                         $000
                                             % Increase or
Year      Losses         LAE       Total     (Decrease)
1992      $21,275        $3,663    $24,938   11.5%
1993       23,747         4,665     28,412   13.9
1994       22,968         4,671     27,639   (2.7)


For additional historical information on loss reserve development and reconciliation of claims reserves, please refer to Appendix 1 and Appendix 2 to this report.

     During the year ending September 30, 1994, GIC adjusted reserves recorded in prior years downward by approximately 3%, due to generally favorable settlements on established case estimates for prior years claims and an actuarially determined decrease in development factors previously used in setting IBNR estimates.

     There have been no other significant changes in reserving assumptions. GIC does not typically use structured settlements of any materiality.

Reinsurance

     In order to write policies above statutory limits, GIC reinsures limits above $100,000 for all risks. Multiple layers of reinsurance treaties are placed with upper limits of $20 million for workers' compensation and liability exposures, and limits of up to $3 million for property risks. Facultative reinsurance is purchased for property risks written with limits above $3 million.

     GIC utilizes a reinsurance intermediary for assistance in the design and placement of reinsurance coverage. The structure of the reinsurance program may vary slightly from year to year, but has remained essentially the same since 1989. Treaties are primarily placed on an excess basis, with an additional share treaty used for property risks. Current reinsurers on these main working layers are all rated A- or better by A.M. Best.

     GIC has not entered into any portfolio loss transfers or other types of financial transactions involving loss reserves.

Risk Based Capital

     The National Association of Insurance Commissioners (NAIC) has adopted, effective December 31, 1994, a risk based capital formula for property and casualty companies which will be used by insurance regulators in assessing the capital adequacy of insurance companies. The formula computes a required level of capital based on the risks assumed by the insurer. Various regulatory actions are then prescribed if a company's ratio falls below its minimum level. The actions range from requiring the insurer to submit a comprehensive action plan to the state of domicile to placing the insurer under regulatory control.

     The ratio for GIC as determined at December 31, 1993 was significantly above the levels which would require regulatory action.

IRIS Ratios

     The NAIC produces an annual evaluation, the Insurance Regulatory Information System (IRIS), utilizing data from the statutory annual statements filed as of each December 31 with the state insurance departments. The report is intended to assist regulators in analysis of the financial conditions of insurers and to aid in targeting troubled companies. IRIS identifies eleven industry values and specifies "unusual values" for each ratio that falls outside a pre-determined range. Regulators use the "unusual value" designation as an indication of potential problems.

     GIC had no ratios designated as an "Unusual value" in its IRIS Report for the year ended December 31, 1993.

A.M. Best Ratings

     A.M. Best Company,Inc. ratings are indications of the solvency of an insurer and are derived from analysis of the financial conditions and operations of a company relative to the insurance industry in general. The 1993 A.M. Best letter ratings range from A++ ("Superior") to F ("In Liquidation"). GIC applied for an initial rating in 1991 and was rated a B+. In 1993, GIC was upgraded to a B++ rating, with a financial size category of V.

     GIC believes that the attainment of an "A" rating would have a favorable impact on the marketing of its policies and accordingly makes a significant number of underwriting and operational decisions with this goal in mind.


Other Services

  Western Passage Express, Inc. provides freight services to United and others. Northwest Process, Inc. provides store displays, advertising materials, and printing services. U. G. Resources, Inc. leases retail space which is subleased to member store operators. Two new subsidiaries, Western Security Services, Ltd. and Premier Consulting, Inc.,provide various security and employment management services.

Competition

     The grocery industry is characterized by intense competition. In order to compete effectively, a wholesale grocer must have the ability to meet competitive market prices which fluctuate rapidly, provide a wide range of perishable and nonperishable products, make prompt and efficient delivery and provide the peripheral services which are required by modern supermarket operations.

     United believes that it accounts for a larger volume of sales of groceries than any other wholesaler in its grocery marketing area, which is comprised of Oregon, the northernmost part of California and western Washington. United's principal competitors are two national grocery wholesalers (which because of their operations in other areas are larger than United) and three regional grocery wholesalers.

     Other competitors include a number of local grocery wholesalers, many of whom are limited to special product lines, such as candy or produce, or sell only to limited market segments, such as restaurants or institutions. United also competes with a significant number of producers which market their products directly to retailers and with several chain store organizations which control both their wholesale and retail operations. United's competitors range from small local businesses to businesses significantly larger than United. Based on information available to it, United estimates that its members, many of whom are in competition with one another, account for approximately 20% of the retail grocery market within United's marketing area. Although members are free to purchase from sources other than United, members generally purchase goods (except goods which United does not supply, such as beer and wine) principally from United. United does not account for a significant percentage of the national wholesale grocery market.

     Recently, competition in the markets served by the Company's customers has increased significantly. Warehouse and club format stores have gained overall strength and are involved in major expansion activities. Direct distributors of certain product lines (produce, general merchandise, etc.) are becoming more aggressive in attempting to direct business away from the Company. The Company has responded with new programs to be more price competitive and has increased item selection and variety in several product areas. The Company's recent warehouse expansion project at its Portland facility was designed to increase its capabilities in frozen food, deli items, general merchandise/housewares and specialty items to support its new program strategies. Further, the Company's new member volume allowance program has been designed to share the savings associated with larger order efficiencies from its member stores, thereby reducing the participating member's cost of product.

     Recent trends in the results of the Company's member stores have continued. In general, members outside major metropolitan areas, and those operating newer stores, price oriented or super store formats registered various gains in volume. Members operating average sized conventional stores
generally registered small volume losses overall.       Like the grocery
industry, the insurance industry is highly competitive. Grocers Insurance Group is well positioned to serve the retail food industry. Due to its specialization in the retail food business, Grocers Insurance Group generally operates on lower expense ratios than most of its competitors, allowing it to offer competitive prices for its policies.

Employees

     United employs approximately 1,700 persons. Approximately 880 of its employees are members of Teamster or other unions. Collective bargaining contracts with the unions are negotiated through an employer association to which United and other major food distributors in its marketing area belong.


     United considers its employee relations to be satisfactory.

Environment and Energy

     United's operations are not of a type which ordinarily result in the discharge of significant quantities of pollutants. United believes that its operations substantially meet or exceed all applicable environmental regulations.

     United has, for a number of years, maintained a program of collecting waste paper products from its members and from its own operations. This waste paper is then sold to a paper company for recycling. Members participating in this program receive weekly credits reflecting their participation in the program.

     United primarily uses electricity in the operation of its warehouses and diesel fuel in the operation of its truck fleet. United believes that it has adequate sources of supply to meet its anticipated energy needs. United's energy suppliers have indicated that, because of the nature of United's business, it would be entitled to priority in the event of any future energy shortages.

Cost Savings

     By pooling the buying power of its members, United is able to purchase goods in large quantities at prices lower than the prices generally available to independent retail grocers. The savings from the bulk purchases are passed along to members in the form of rebates, allowances and patronage dividends.

     Sales to members are invoiced to their accounts at prices contained in United's order guide. A partnership incentive program results in the addition or subtraction of a percentage of the member's weekly invoice cost based on the member's average weekly purchases by department for the preceding four weeks, excluding purchases of drop shipments. The partnership incentive percentages are designed to reflect the economies of scale realized by United in servicing various sized accounts.

     Rebates and allowances are paid to members periodically based upon their purchases of particular items or their promotional and advertising performance. Generally, such rebates and allowances stem from United's margins and the merchandising or promotional programs of United's suppliers.


     United also pays its members annual patronage dividends based on the overage, or excess of revenues over expenses, on sales to members for the year. Each year United's board of directors determines the portion of the overage which is to be distributed as patronage dividends. Decisions concerning the portion of the overage to be retained are based upon various factors including United's future capital needs and the amount of earnings available from operations not qualifying for distribution as patronage dividends. The patronage dividends are allocated among the members in proportion to the contribution to United's gross profit (before rebates and allowances) attributable to their purchases from United. The patronage dividends are paid partly in cash and partly in Membership Stock.

Government Contract Business

     The Company does not generate significant business based upon contracts with local, state or federal government entities.

Income Taxes

     United operates and is taxed as a cooperative. Accordingly, patronage dividends are not included in United's taxable income but are instead taxed to the individual members receiving the patronage dividends. The Internal Revenue Code of 1986, as amended ("Code") requires that not less than 20 percent of each member's patronage dividend be paid in cash. United's patronage dividend policy meets that requirement, providing for cash payments of up to 100% of dividends based on ratios of the value of stock holdings by member stores to their average weekly purchases, and total number of shares of stock owned. Patronage dividends not paid in cash are paid in additional Membership Stock. Members are required to agree to abide by all United's bylaw provisions, including those applicable to federal income taxation of patronage dividends. Accordingly, members must report as taxable income the total amount of patronage dividends, whether paid in cash or Membership Stock, in the year such patronage dividends are received, and such amounts are not taxable to United.

     United is taxed on income which does not qualify for distribution as patronage dividends and on the portion of overage which is not distributed to members. United's subsidiaries retain all profits (or losses) from their operations and are part of the consolidated federal income tax return.

Item 2.  Properties

     United owns and operates two distribution centers. Its main distribution center, located in Milwaukie, Oregon, contains over 815,000 square feet of warehouse space situated on a 62-acre site, owned by United. Also at this location are 84,900 square feet of office space, a 20,000 square foot truck repair shop and a 114,000 square foot frozen food distribution center.

     United's southern Oregon Division distribution center, located in Medford, Oregon, contains approximately 200,000 square feet of warehouse space, plus related office and maintenance areas.

     United's distribution center warehouses are of modern, one-floor, sprinklered, concrete construction. The warehouses are subject to various mortgages, the terms of which are summarized in the Notes to the Consolidated Financial Statements.

     United and its subsidiaries operate a truck fleet consisting of 141 tractor cabs and 300 dry freight and refrigerated semitrailers, including both owned and leased units.

     United leases a mainframe computer, together with related peripheral equipment, under various leases expiring in April, 1997. The leases calls for annual rental of approximately $836,500.

     United leases the facilities described in the following table for Cash and Carry outlets at an aggregate annual rent of approximately $2,000,000. Most of the leases contain renewal options.

                           Area in                  Lease
   Location               Square Feet                Expires
Aloha, Oregon              20,500                    2-28-97
Bend, Oregon               18,440                    4-21-07
Coos Bay, Oregon           14,250                    8-31-97
Gresham, Oregon            18,220                   12-31-96
Newport, Oregon            16,000                   11-30-07
Portland, Oregon           17,508                    7-01-01
Portland, Oregon           20,000                    5-31-96
The Dalles, Oregon         16,400                    6-02-02
Arcata, California         23,000                   10-31-97
Redding, California        25,380                   10-31-00
Olympia, Washington        18,000                     6-2-99
Seattle, Washington        23,500                    5-22-99
Seattle, Washington        23,764                    7-24-99
Tacoma, Washington         20,400                    9-01-99
Clackamas, Oregon          21,000                    6-01-01
Bellingham, Washington     20,000                   11-30-99
Portland, Oregon           20,600                    3-31-01
Salem, Oregon              19,600                    9-04-06
Warrenton, Oregon          14,700                    4-21-07
Everett, Washington        18,750                   10-31-00
Kent, Washington           18,896                    3-31-06
Federal Way, Washington    21,453                    9-12-08
Lynnwood, Washington       22,000                    6-12-08
Bellevue, Washington       18,000                   12-14-03
Sacramento, California     23,120                    1-14-09


  United plans to continue expansion of its Cash and Carry operations, with three stores scheduled to be opened in the 1995 fiscal year.

  Additionally, United owns Cash & Carry outlets as follows:

                           Area in
     Location              Square Feet
Pendleton, Oregon          10,800
Kelso, Washington          21,400
Eugene, Oregon             23,520
Klamath Falls, Oregon      17,500
Medford, Oregon            17,150

      United, as described under "Services," is also the prime lessee of retail stores, which are subleased to members, totaling approximately 1,035,000 square feet. Further, United and its subsidiaries are the lessees and operators of three retail stores acquired through foreclosure and purchase totaling an additional 120,000 square feet. United owns and operates an additional retail store occupying approximately 38,000 square feet.

Item 3.  Legal proceedings

          The Company is regularly a party to routine legal proceedings not expected to have a material effect on its business.


Item 4.  Submission of Matters to a Vote of Security Holders        None.


                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

      There is no market for United's Common Stock, which is non-transferable. The approximate number of holders of United's Membership Stock as of December 15, 1994, was 250.

      United's earnings are distributed only in the form of patronage dividends. Accordingly, no earnings are available for the purpose of paying dividends on Membership Stock.

Item 6.  Selected Financial Data

      The following balance sheet data at September 30, 1994 and October 1, 1993 and the income statement data for the years ended September 30, 1994, October 1, 1993, and October 2, 1992 have been derived from audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The balance sheet data at October 2, 1992, September 27, 1991, and September 28, 1990 and income statement data for the years ended September 27, 1991 and September 28, 1990 have been derived from audited financial statements not required to be included in this report. The data should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

                                                   Fiscal Years
                            Sept 30   Oct 1     Oct 2     Sept 27   Sept 28
                            1994      1993      1992      1991      1990
          (Dollars in thousands, except per share amounts)
Income Statement:
 Net sales and operations   $954,220  $876,985  $896,587  $882,878  $873,685
 Income before members'
 patronage dividends,
 income taxes
 and accounting change        11,294    11,291    13,314    13,126    12,408
 Patronage dividends           8,730     9,000    10,211    10,427    10,000
 Net income                    1,563     1,714     2,723     1,712     1,394
Balance Sheet:
  Working capital             45,258    41,819    53,326    61,032    49,912
  Total assets               306,836   285,342   261,289   249,205   218,143
  Long-term liabilities      114,669   105,539   104,645    98,685    82,918
  Members' equity             40,425    39,112    39,141    36,431    33,299

  Adjusted book value per
  share                       59.50      57.00     53.94     48.99      46.24


Notes to Selected Financial Data
      A. Data concerning net income per common share and cash dividends per common share is omitted because United is a cooperative.

      B. Adjusted book value per share is computed by subtracting from total members' equity at year end, stock to be issued from patronage and paid-in capital on such stock and undistributed equity from investments accounted for on the equity method and dividing the resulting number by shares outstanding at year end.

      C. The amounts prior to 1993 have been restated to reflect changes in accounting for inventories, income taxes and investments as described in the notes to financial statements.

      D. The amounts for 1993 have been restated to reflect changes in accounting for reinsurance as described in the notes to the financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

      During fiscal year 1994, net sales and operations increased 8.8% to $954.2 million. This compares to a 2.2% decrease in fiscal year 1993 to $877.0 million. Income before members' allowances, patronage dividends, and taxes increased $2.1 million to $22.7 million (2.38% of sales). This compares to $20.6 million (2.35% of sales) and $20.7 million (2.31% of sales) in 1993 and 1992, respectively.

      During 1994, the increase in net sales and operations was primarily attributable to the distribution segment which enjoyed increased warehouse unit volume, increased Cash & Carry unit volume, and increased equipment unit sales. These gains in sales were offset by lower premium income of the insurance segment.

      In 1994, the Company generated increased profits within its distribution segment from the Cash & Carry and service income areas. Within the insurance segment, Grocers Insurance Company increased its profitability despite lower premium income, mainly through the benefit of reduced loss and loss adjustment expenses, which was partially offset by higher operating expenses. The profit improvements in 1994 were offset by higher distribution segment operating expenses, and increased member allowances paid ($2.0 million increase to $11.5 million) and operating losses in retail store operations ($4.5 million in 1994 compared to $2.2 million in 1993).

      During 1993, the decrease in net sales and operations was primarily attributed to a 52 week accounting period, lower warehouse unit sales, and lower levels of store financing interest income, which were partially offset by increased service income, insurance segment written premiums, and sales from retail store operations. The Company enjoyed increased profits in 1993 within the distribution segment's Cash & Carry and service income areas. Within the insurance segment, Grocers Insurance Company increased its profitability due to premium volume, increased investment income, and reduced operating expenses. These profit improvements were more than offset by increased member allowance payments and operating losses in retail store operations.

NET SALES AND OPERATIONS

      During 1994, sales of the Company's distribution segment increased 8.14% to $888.9 million compared to $822 million in 1993. The sales gain was primarily attributable to an increase in unit volume. Inflation during 1994 impacted net sales by 1.0% of warehouse sales.

      Member distribution sales increased due to additional new stores for existing members, and acquisition of new member business. Management expects the recent trend in increased retail store development to continue in 1995, as several members are planning additional new stores.

      Cash & Carry sales increased 15.3% to $179.4 million compared to $155.6 million in 1993. Sales at new units contributed 6.4% to the sales increase. The balance of the increase was due primarily to higher unit sales volume at existing stores.

      Sales at company-owned retail stores, which are acquired as a result of store finance activities, increased $4.9 million to $46.2 million. During 1994, the company disposed of eight retail stores, and acquired five stores, decreasing the number of retail stores to four.

      In 1994, the insurance segment's net insurance premiums, commissions, and fees decreased by $1.7 million to $18.8 million. The decrease was primarily attributed to lower commissions earned by the insurance segment's Grocers Insurance Agency.

      During 1993, the Company's distribution segment sales declined 3.6 % compared to 1992. When compared to a 52 week period in 1992, the 1993 sales decline was 1.9%. Inflation during 1993 added approximately 0.8 % to sales.

      During 1993, a consumer trend towards lower cost items had a negative impact on distribution segment sales. Cash & Carry sales increased slightly, reflecting new store sales, while interest income declined, reflecting lower interest rates during the 1993 year when compared to 1992.

      Retail store sales increased $16.1 million in 1993, reflecting a net increase of two stores during the year.

      In 1993 the insurance segments's net insurance premiums, commissions, and fees increased by $0.9 million over the 1992 total. The increase was attributable to increased policy volume and rehabilitation fees, partially offset by lower commission levels and increased reinsurance premiums paid.

GROSS OPERATING INCOME

      Gross operating income increased to $137.5 million (14.4% of sales) in 1994 from $127.5 million (14.5% of sales) in 1993 and $123.7 million (13.8%
of sales) in 1992. The increase in gross operating income occurred due to increased unit volume, and the continued shift in distribution segment's sales mix towards Cash & Carry operations.

      Improving trends in loss development experience in the insurance segment also increased gross operating income. In 1994, loss and loss adjustment expenses were 64.7% of total premium income, compared to 83.3% and 75.5% in 1993 and 1992 respectively.

OPERATING, SELLING AND ADMINISTRATIVE EXPENSES

      In 1994, operating, selling, and administrative expenses increased $6.0 million to $103.5 million (10.9% of sales). These expenses amounted to $97.5 million (11.1% of sales) and $93.5 million (10.4% of sales) in 1993 and 1992, respectively. The components of these expenses are summarized below:

                    Percent of Total Sales
                    1994      1993      1992
Salaries & Wages     6.0       6.3       5.9
Rents, Maintenance,
and Repairs          1.7       1.6       1.6
Taxes, Other Than
Income               0.9       0.9       0.8
Utilities, Supplies,
and Services         1.6       1.5       1.5
Other Expenses       0.5       0.5       0.4
Provision for Doubtful
Accounts             0.2       0.3       0.2
Total               10.9      11.1      10.4

      In 1994, operating, selling, and administrative expenses as a percent of sales decreased primarily due to increased unit volume in the distribution segment. Increased labor productivity resulting from these unit volume increases was partially offset by increases in other operating expense areas, notably supplies and transportation operating expenses and other taxes.

      Insurance segment operating expenses increased to 36.3% of segment income. The increase was primarily attributed to increased personnel costs, other taxes, and building expenses associated with the new insurance building. In 1993 and 1992, insurance segment operating expenses were 26.4% and 28.1% of segment sales, respectively.

      Provision for doubtful accounts was $2.0 million (0.2% of sales) in 1994. This compares to $2.2 million (0.3% of sales) and $2.1 million (0.2% of sales) in 1993 and 1992, respectively.

      Interest expense increased $0.9 million to $9.2 million (1.0% of sales) in 1994. This increase was due to higher levels of average debt during the year, as well as a higher average interest rate.

MEMBER ALLOWANCES AND DIVIDENDS

      In 1994, total member allowances and dividends increased 9.9% to $20.2 million (2.1% of sales). In 1993, total allowances and dividends increased 4.0% to $18.4 million.

      Total member allowances and dividends as a percent of member sales increased to 2.84% in 1994, compared to 2.75% and 2.53% in 1993 and 1992, respectively.

      The Company's updated member allowance program was in place during all of 1994, and management expects that the level of member allowances as a percent of member sales should remain at approximately 1994 levels in future years.

NET INCOME AND INCOME TAXES

      In 1994, income before income taxes was $2.6 million (0.3% of sales) compared to $2.3 million (0.3% of sales) and $3.1 million (0.3% of sales) in 1993 and 1992, respectively.

      The Company's effective tax rate increased to 39.0% from 25.2% in 1993 and 29.2% in 1992. The increase in effective tax rate was primarily caused by decreased tax refunds as a result of carrybacks that were utilized in 1993. In 1994, net income after income taxes decreased to $1.6 million (0.2% of sales) from $1.7 million (0.2% of sales) and $2.7 million (0.3% of sales) in 1993 and 1992, respectively.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS

      In 1994, the Company used $2.8 million in cash in its operating activities. Increases in accounts receivable as a result of additional member stores and member volume, and investments by the Company in its new information services platform were the major factors contributing to the use of cash in operations. The Company offset these uses of cash by increasing patronage dividends payable with stock and increases in accounts payable.

CASH FLOW FROM INVESTING ACTIVITIES

      In 1994, the Company used $16.3 million in its investing activities, a decrease of $8.6 million from the $24.9 million used in 1993. Cash requirements of the Company's retail member finance activities were reduced in 1994 due to the substitution of a new Note Purchase Agreement during the year. Purchases of property and equipment were reduced to $5.3 million from $12.0 million in 1993. These favorable cash flow results were offset by reduced proceeds from the sale of property and equipment, and equity investments in certain affiliated companies.

      In fiscal year 1995, anticipated capital expenditures will approximate $8.0 million, representing $3.0 million in replacement assets, $2.0 million for new Cash & Carry units, and $3.0 million in continuing investments in upgraded operations software. In addition, the Company could undertake certain acquisitions to enhance its distribution segment businesses.

CASH FLOW FROM FINANCING ACTIVITIES

      In 1994, the Company provided $13.3 million from its financing activities by increasing its levels of senior debt to fund its operations, and the purchase of its new insurance building.

CAPITAL STRUCTURE AND RESOURCES

      The following table summarizes the Company's capital structure for the last two years:

                              Year Ended
                    September 30, 1994       October 1, 1993
                    $000      %              $000      %
Average Short Term
Borrowings          $34,775   17.7           $17,000   10.1

End of Year Amounts
Senior Term Debt    $67,597   34.4           $58,342   34.6
Subordinated Debt   $53,848   27.4           $54,011   32.1
Equity              $40,425   20.5           $39,112   23.2

Total               $196,645  100.0          $168,465  100.0


      In 1994, the Company's capital structure shifted towards greater use of senior debt capital, due to lower interest costs and increased funding needs. The present components of the capital structure are within the Company's long-term targets for funding sources.

      Subsequent to September 30, 1994, the Company executed a Note Agreement with an insurance company lender. Proceeds of the senior, unsecured debt were $20 million. The proceeds were used to retire bank debt. The term of the note is eleven (11) years. The note carries a fixed rate of 8.42 %.

      In 1994, the Company's working capital increased $3.5 million to $45.3 million. The Company's main sources of funds include earnings, member capital stock, capital investment notes, bank debt, private placement debt,and note purchase programs. As of September 30, 1994, the Company had $19.0 million in unused credit lines available. In addition, the Company had $12.6 million available under its Note Purchase Agreement.

      Grocers Insurance Company investments are held to support the payment of claims. These investments are not available to the Company to meet its capital needs due to restrictions imposed by insurance regulators regarding intercompany loans and advances.

      In addition, state regulators require that Grocers Insurance Company maintain minimum amounts of capital and surplus. As a result of these regulatory requirements, $3.4 million of Grocers Insurance Company's equity may not be paid as dividends to the Company.

Item 8.  Financial Statements and Supplementary Data

      The following financial statements are filed as part of this report.

      Independent Auditor's Report
      Consolidated Balance Sheets
      Consolidated Statements of Income
      Consolidated Statements of Members' Equity
      Consolidated Statements of Cash Flows
      Notes to Consolidated Financial Statements
      Independent Auditor's Report on Financial Statement Schedules

UNITED GROCERS, INC. AND SUBSIDIARIES

AUDIT REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE FISCAL YEARS ENDED SEPTEMBER 30, 1994

                              TABLE OF CONTENTS



                                                                 Page

Independent auditor's report                                     1


Consolidated financial statements

     Balance sheets                                              2

     Statements of income                                        3

     Statements of members' equity                               4

     Statements of cash flows                                    5-6

     Notes to financial statements                               7-28

Independent auditor's report on financial
 statement schedules                                             29


Financial statement schedules included

     Schedule V          -    Property, plant and equipment      30

     Schedule VI         -    Accumulated depreciation, depletion
                              and amortization of property, plant
                              and equipment                      31

     Schedule VIII       -    Valuation and qualifying accounts  32-33

     Schedule IX         -    Short-term borrowings              34

     Schedule X          -    Supplementary income statement
                              information                        35

     Schedule XIV        -    Supplementary information concerning
                              property-casualty insurance
                              operations                         36

Financial statement schedules not included                 Reason

     Schedule I          -    Marketable Securities -  Disclosure in notes to
                                   Other Investments   financial statements

     Schedule II         -    Accounts Receivable from
                                    Related Parties and
                                    Underwriters, Promoters
                                    and Employees Other Than
                                    Related Parties    Not applicable

     Schedule III        -    Condensed Financial      Disclosure in notes to
                                   Information of      financial statements
                                   Registrant

     Schedule IV         -    Indebtedness of and to
                                   Related Parties - Not
                                   Current             Not applicable

     Schedule VII        -    Guarantees of Securities
                                   of Other Issuers    Not applicable

     Schedule XI         -    Real Estate and
                                   Accumulated         Not applicable
                                        Depreciation

     Schedule XII        -    Mortgage Loans on Real
                                   Estate              Not applicable

     Schedule XIII       -    Other Investments        Disclosure in notes to
                                                       financial statements

Board of Directors
United Grocers, Inc.


                        INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying consolidated balance sheets of United Grocers, Inc. and subsidiaries as of September 30, 1994 and October 1, 1993, and the related consolidated statements of income, members' equity and cash flows for each of the three years in the period ended September 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Grocers, Inc. and subsidiaries as of September 30, 1994 and October 1, 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 12 to the consolidated financial statements, the Company changed its method of accounting for reinsurance in 1993-94. Also, as discussed in Notes 4 and 7, the Company changed its method of accounting for inventories in 1992-93 and for income taxes in 1991-92.


DeLap, White & Raish

Portland, Oregon
November 30, 1994

                    UNITED GROCERS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1994 AND OCTOBER 1, 1993


                                   ASSETS

                                                  1994           1993
                                              ------------   ------------
Current assets:
 Cash and cash equivalents                    $ 12,984,028   $ 18,807,473
 Investments (Note 1.f. & 2)                    36,939,578     34,397,583
 Accounts and notes receivable
  (Note 3 & 12)                                 60,290,461     44,008,137
 Inventories (Note 1.d. & 4)                    74,307,422     73,866,416
 Other current assets (Note 12)                  5,367,295      4,724,764
 Deferred income taxes (Note 7 & 8)              2,811,914      2,823,829
                                              ------------    -----------

      Total current assets                     192,700,698    178,628,202
                                              ------------    -----------


Non-current assets:
 Notes receivable (Note 3)                      33,155,543     33,250,562
 Investment in affiliated
  companies (Note 1.c. & 17)                     7,832,484      1,929,929
 Other receivables and investments               6,899,133      8,875,247
 Other non-current assets (Note 5)               7,730,575      3,156,301
                                                ----------     ----------

      Total non-current assets                  55,617,735     47,212,039
                                                ----------     ----------


Property, plant and equipment - (net
 of accumulated depreciation) (Note 6)          58,517,120     59,501,356
                                                ----------     ----------

      Total                                   $306,835,553   $285,341,597
                                              ============   ============














The accompanying notes are an integral part of this financial statement.

                       LIABILITIES AND MEMBERS' EQUITY

                                                  1994           1993
                                              ------------   ------------
Current liabilities:
 Notes payable - bank (Note 10)               $ 31,020,667   $ 24,730,400
 Accounts payable (Note 12)                     64,629,410     59,133,838
 Insurance reserves (Note 12)                   32,038,408     32,515,397
 Compensation and taxes payable                  2,952,534      2,688,137
 Other accrued expenses                          3,159,900      3,712,105
 Members' patronage payable                      6,865,736      7,214,927
 Current installments on long-term
  liabilities (Note 11)                          6,776,197      6,814,221
                                               -----------    -----------
      Total current liabilities                147,442,852    136,809,025
                                               -----------    -----------
Long-term liabilities (Note 11)                114,669,266    105,539,231
                                               -----------    -----------
Deferred income taxes (Note 7 & 8)               3,744,109      3,281,135
                                               -----------    -----------
Deferred income (Note 15)                          554,469        599,804
                                               -----------    -----------
Members' equity:
 Common stock (authorized, 10,000,000
  shares at $5.00 par value; issued
  and outstanding, 619,881 shares in
  1994 and 632,312 shares in 1993)               3,256,080      3,285,755
 Additional paid-in capital                     22,472,564     21,006,563
 Retained earnings                              14,696,213     14,820,084
                                               -----------    -----------
      Total members' equity                     40,424,857     39,112,402
                                               -----------    -----------
Commitments and contingencies (Note 19)

      Total                                   $306,835,553   $285,341,597
                                              ============   ============


                    UNITED GROCERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
    YEARS ENDED SEPTEMBER 30, 1994, OCTOBER 1, 1993, AND OCTOBER 2, 1992


                                          1994         1993         1992
                                      ------------ ------------ ------------
Net sales and operations              $954,220,350 $876,985,353 $896,587,372
                                      ------------ ------------ ------------
Costs and expenses:
 Cost of sales (Note 1.d.)             816,721,077  749,447,130  772,846,658
 Operating expenses                     93,991,529   88,046,293   83,656,610
 Selling and administrative expenses     9,533,741    9,441,916    9,866,765
 Depreciation                            5,609,779    4,737,401    4,290,543
 Interest:
  Interest expense                       9,156,822    8,217,017    8,724,766
  Interest income                       (3,535,802)  (3,552,107)  (3,547,423)
                                      ------------ ------------ ------------
     Interest expense, net               5,621,020    4,664,910    5,177,343
                                      ------------ ------------ ------------
     Total costs and expenses          931,477,146  856,337,650  875,837,919
                                      ------------ ------------ ------------
Income before members' allowances
 and patronage dividends, income
 taxes and cumulative effect of
 change in accounting principle         22,743,204   20,647,703   20,749,453

Members' allowances                    (11,449,305)  (9,356,885)  (7,435,167)
Members' patronage dividends (Note 9)   (8,730,168)  (9,000,000) (10,211,000)
                                      ------------ ------------ ------------
Income before income taxes and
 cumulative effect of change in
 accounting principle                    2,563,731    2,290,818    3,103,286

Provision for income taxes (Note 8)     (1,000,341)    (576,435)    (906,690)
Cumulative effect of change in
 accounting principle (Note 7)                --           --        526,314
                                      ------------ ------------ ------------
     Net income                       $  1,563,390 $  1,714,383 $  2,722,910
                                      ============ ============ ============











The accompanying notes are an integral part of this financial statement.

                   UNITED GROCERS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
       YEARS ENDED SEPTEMBER 30, 1994, OCTOBER 1, 1993, AND OCTOBER 2, 1992


                                                Common stock                      Additional
                                                    Number                         paid-in       Retained
                                 Description      of shares         Amount         capital       earnings      Total
Balance, September 27, 1991                         632,100      $3,563,500       $19,556,361  $13,973,938  $37,093,799

Stock:                           Issued              87,069*         32,345           334,723         --        367,068
                                 Repurchased        (67,919)       (339,595)       (1,291,015)  (1,662,395)  (3,293,005)

Patronage dividend               To be issued
                                 41,697 shares         --           208,485         2,042,059         --      2,250,544

Net income                                             --             --                --       2,722,910    2,722,910

Balance, October 2, 1992                            651,250       3,464,735        20,642,128   15,034,453   39,141,316

Stock:                           Issued              57,448*         78,755           759,972         --        838,727
                                 Repurchased        (76,386)       (381,930)       (1,687,165)  (1,928,752)  (3,997,847)

Patronage dividend               To be issued
                                 24,839 shares         --           124,195         1,291,628         --      1,415,823

Net income                                             --                             ---        1,714,383    1,714,383

Balance, October 1, 1993                            632,312       3,285,755        21,006,563   14,820,084   39,112,402

Stock:                           Issued              54,457*        148,090         1,515,656         --      1,663,746
                                 Repurchased        (66,888)       (334,440)       (1,757,412)  (1,687,261)  (3,779,113)
Patronage dividend               To be issued
                                 31,335 shares         --           156,675         1,707,757         --      1,864,432

Net income                                             --              --              --      1,563,390    1,563,390

Balance, September 30, 1994                         619,881      $3,256,080       $22,472,564  $14,696,213  $40,424,857

*     Includes prior year
      patronage dividend to
      be issued.

The accompanying notes are an integral part of this financial statement.

                    UNITED GROCERS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
    YEARS ENDED SEPTEMBER 30, 1994, OCTOBER 1, 1993, AND OCTOBER 2, 1992


                  1994                    1993         1992
Cash flows from operating
 activities:
  Net income                          $ 1,563,390  $ 1,714,383  $ 2,722,910
  Adjustments to reconcile net
   income to net cash (used in)
   provided by operating activities:
    Depreciation                        5,609,779    4,737,401    4,290,543
    Provision for doubtful accounts
       and notes                        1,992,589    2,182,551    2,108,346
    Patronage dividends payable
     in common stock                    1,864,432    1,415,823    2,250,544
    Loss (gain) on sale of assets         174,927     (472,126)    (173,596)
    Equity in loss (earnings) of
       affiliates                         191,760         (772)      (1,170)
    Deferred income taxes                 474,889      341,209     (227,982)
    Decrease (increase) in non-cash
       current assets:
      Accounts and notes receivable   (15,343,787)   1,564,454   10,034,315
      Inventories                        (441,006)  (3,358,014)     623,364
        Other current assets             (642,531)     134,362     (639,411)
    Increase (decrease) in non-cash
      current liabilities:
       Accounts payable and
        insurance reserves              5,018,583    9,768,705   (1,588,806)
       Compensation and taxes payable     264,397   (1,107,883)     122,475
       Other accrued expenses            (552,204)     239,803      872,465
       Members' patronage and other
        refunds                          (349,191)    (525,047)   1,187,271
    Decrease (increase) in other
       non-current assets              (2,598,160)     518,142   (1,955,120)
        Net cash (used in) provided
         by operating activities       (2,772,133)  17,152,991   19,626,148

Cash flows from investing activities:
 Loans to members                     (17,768,465) (18,766,639) (15,158,344)
 Collections on loans to members        6,325,619    6,155,085    5,044,961
 Proceeds from sale of member loans     8,606,739      900,373    5,805,685
 Sale and redemption of investments     5,591,463    3,857,384      242,223
 Purchase of investments               (8,133,459)  (8,039,512)  (5,079,844)
 Investment in affiliated companies    (6,094,315)        --           --
 Sale of property, plant
  and equipment                           408,777    2,936,809    3,361,255
 Purchase of property, plant
  and equipment                       (5,254,582)  (11,990,981) (20,479,941)
        Net cash used in investing
         activities                   (16,318,223) (24,947,481) (26,264,005)




The accompanying notes are an integral part of this financial statement.

                    UNITED GROCERS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
    YEARS ENDED SEPTEMBER 30, 1994, OCTOBER 1, 1993, AND OCTOBER 2, 1992


                  1994                    1993         1992
Cash flows from financing activities:
 Sale of common stock                 $  1,663,746 $    838,727 $    367,068
 Repurchase of common stock             (3,779,113)  (3,997,847)  (3,293,005)
 Proceeds of long-term liabilities:
  Revolving bank lines of credit       807,500,000  510,100,000  519,500,000
  Mortgages and notes                   12,104,717    5,505,830    6,014,106
  Redeemable notes and certificates     22,395,400   25,322,100   22,887,400
 Repayment of long-term liabilities:
  Revolving bank lines of credit      (801,209,733)(499,918,520)(522,001,080)
  Mortgages and notes                   (2,789,206) (10,893,362)  (5,809,105)
  Redeemable notes and certificates    (22,618,900) (18,745,800) (13,957,700)
        Net cash provided by
         financing activities           13,266,911    8,211,128    3,707,684

Net (decrease) increase in cash
 and cash equivalents                   (5,823,445)     416,638   (2,930,173)
Cash and cash equivalents,
 beginning of year                      18,807,473   18,390,835   21,321,008

        Cash and cash equivalents,
         end of year                   $12,984,028  $18,807,473  $18,390,835




















The accompanying notes are an integral part of this financial statement.

                    UNITED GROCERS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE YEARS ENDED SEPTEMBER 30, 1994


1.   Summary of significant accounting policies

     a.   Reporting year

          United Grocers, Inc. and subsidiaries (the Company) reports on a fiscal year of 52 or 53 weeks which is the fiscal year of the distribution segment. The Company's fiscal closing date is the Friday nearest September 30. The fiscal year of the subsidiaries included in the insurance segment is September 30.

     b.   Organization

          As a cooperative, the Company's stock is owned by its member customers. Sales to these members account for approximately 80% of wholesale grocery sales.

     c.   Principles of consolidation

          The consolidated financial statements include the accounts of United Grocers, Inc. and its wholly-owned subsidiaries as follows:
          Grocers Insurance Group, Inc., Grocers Insurance Agency, Inc., UGIC, Ltd., Grocers Insurance Company (formerly United Employers Insurance Co.), United Workplace Consultants, Inc., Western Passage Express, Inc., United Store Development, Ltd., Northwest Process, Inc., UG Resources, Inc., United Resources, Inc., Affiliated General Agency, Inc., Premier Consulting, Inc. (formerly Employee Management Services, Inc.), Western Security Services, Ltd. and BAT Enterprises, Inc. All intercompany balances and transactions have been eliminated upon consolidation. Investment in affiliated companies is stated at cost plus the Company's share of undistributed earnings since acquisition (see Note 17).

     d.   Inventories and cost of sales

          Inventories are valued at the lower of cost or market. The cost of all inventories is determined under the first-in, first-out (FIFO) method. See Note 4 for change in accounting for inventories.

          Cost of sales includes the cost of distribution and insurance operations. The distribution operation costs include the purchases of product, the net of allowances paid and received on purchases, less the net advertising department margins, plus the handling allowances made to members based upon the cost of servicing their accounts. The insurance operation costs include losses reported, a provision for losses incurred but not reported and premium refunds.

     e.   Treasury stock

          The Company uses the par value method of accounting for treasury stock. Under Oregon corporation law, treasury stock must be canceled upon redemption.

     f.   Investments

          Investments are primarily in non-equity securities and as such are carried at cost. The Company's intent is to hold these securities until maturity. Sales and redemptions of investments are primarily the result of maturities. Any realized gains or losses are usually the result of immaterial differences between the called amount and amortized cost. The market value of these investments at September 30, 1994 and October 1, 1993 is $36,487,841 and $36,464,552,
          respectively.

     g.   Property, plant and equipment

          Property, plant and equipment is carried at cost and includes expenditures for new facilities and those which substantially increase the useful lives of the existing plant and equipment. The Company capitalizes interest as a component of the cost of
          significant construction projects.    During the year ended October
          1, 1993 and October 2, 1992, interest was capitalized in the amount of $64,929 and $578,611, respectively, out of a total interest of $8,281,946 and $9,303,377, respectively, which resulted in an increase in the net income of approximately $49,000 and $410,000.

          Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives are generally as follows:

               Buildings                40 - 75 years
               Building improvements    Balance of building life
               Warehouse equipment      5 - 20 years
               Truck equipment          3 -  8 years
               Office equipment         5 - 10 years

     h.   Amortization

          Long-term liability loan costs, software costs, and non-competition agreements are being amortized and charged to operating expenses on a straight-line basis over five to twenty years.

     i.   Reinsurance

          In the normal course of business, the Company seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Amounts paid for prospective reinsurance are reported as prepaid reinsurance premiums and amortized over the remaining contract period in proportion to the amount of insurance protection provided.

     j.   Income taxes

          The Company and its subsidiaries file a consolidated federal income tax return. The Company operates and is taxed as a cooperative. Accordingly, amounts distributed as patronage dividends are not included in its taxable income but are instead taxed to the individual members receiving the patronage dividends. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end. No valuation allowances were considered necessary to reduce deferred tax assets to the amount expected to be realized. See
          Note 8 for details of timing differences and Note 7 for change in accounting method.

     k.   Earnings per common share

          The Company's policy is to distribute earnings only in the form of patronage dividends. No dividends have ever been declared on the common stock of the Company, and all earnings not distributed as patronage dividends have been retained. Earnings per common share are not shown because no earnings are available for the purpose of paying dividends on the common stock.

     l.   Statement of cash flows

          For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     m.   Restricted assets and net assets

          Restricted assets and net assets that may not be transferred to the parent company in the form of loans, advances, or cash dividends by the insurance company subsidiary without the consent of various state insurance agencies as of September 30, 1994 are as follows:

               Cash and cash equivalents          $   725,000
               Investments                         15,370,300
                                                  -----------
                    Total                         $16,095,300
                                                  ===========

          In addition, although not formally restricted, the balance of the investments of $21,569,278 represents assets that have been accumulated for the possible payment of claims against the insurance reserves.

     n.   Reclassifications

          Certain reclassifications have been made to prior year balances to conform to the current year classification.

2.   Investments

     The amortized cost and estimated market values of investments in debt securities and other investments at the balance sheet date are as follows:

                                                    Carrying
                                                   amount and
                                         Number     amortized     Market
     Name of issuer and                of shares    cost of      value of
     title of each issue                or units   each issue   each issue
     -------------------              ----------   ----------   ----------
     1994:

      United States Government
       and its agencies               18,670,000   $19,303,713  $18,846,955

      Any state of the United
       States and its agencies         3,395,000     3,539,142    3,531,561

      Political subdivision of
       a state of the United
       States and its agencies         8,275,000     8,604,835    8,615,517

      Corporate bonds                  5,410,000     5,490,407    5,487,134
                                                    ----------   ----------
        Subtotal - debt securities                  36,938,097   36,481,167

      Corporate stock                        271         1,481        6,674
                                                   -----------  -----------
        Total                                      $36,939,578  $36,487,841
                                                   ===========  ===========
     1993:

      United States Government
       and its agencies               16,010,000   $16,634,109  $17,824,552

      Any state of the United
       States and its agencies         2,275,000     2,375,434    2,480,717

      Political subdivision of
       a state of the United
       States and its agencies         8,320,000     8,691,136    9,076,131

      Corporate bonds                  6,160,000     6,218,187    6,598,802
                                                    ----------   ----------
        Subtotal - debt securities                  33,918,866   35,980,202

      Corporate stock                        271         1,481        7,114

      Real estate mortgage                  --         477,236      477,236
                                                    ----------   ----------
        Total                                      $34,397,583  $36,464,552
                                                   ===========  ===========

     The amortized cost and estimated market value of debt securities at the balance sheet date, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                    1994                     1993
                             ---------------------   ---------------------

                             Amortized     Market    Amortized     Market
                               cost        value       cost        value
                             ---------   ---------   ---------   ---------
   Due in one year or less $ 4,136,043 $ 4,176,752 $ 3,546,086 $ 3,645,477
   Due after one year
    through five years      16,869,731  17,046,729  19,073,123  20,498,132
   Due after five years
    through ten years       15,882,892  15,207,218   9,852,844  10,323,560
   Due after ten years          49,431      50,468   1,446,813   1,513,033
                            ----------  ----------  ----------  ----------
      Total                $36,938,097 $36,481,167 $33,918,866 $35,980,202
                           =========== =========== =========== ===========

   The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities." The Company plans to adopt this Statement in 1995 and does not anticipate any significant change as a result of this Statement on the present accounting for investments.

3. Accounts and notes receivable

   These consist of amounts due principally from members at the balance sheet date as follows:
                                                       1994        1993
                                                   ----------- -----------
   Accounts receivable                             $46,640,928 $31,048,455
   Insurance premiums and related balances          10,898,715  10,503,463
   Less allowance for doubtful accounts             (1,270,987) (1,283,681)
                                                   ----------- -----------
   Net accounts receivable                          56,268,656  40,268,237
                                                   ----------- -----------
   Notes receivable - current portion                4,057,961   3,788,864
   Less allowance for doubtful notes                   (36,156)    (48,964)
                                                   ----------- -----------
    Net current notes receivable                     4,021,805   3,739,900
                                                   ----------- -----------
    Net current accounts and
     notes receivable                              $60,290,461 $44,008,137
                                                   =========== ===========
   Notes receivable - non-current portion          $33,454,161 $33,577,706
   Less allowance for doubtful notes                  (298,618)   (327,144)
                                                   ----------- -----------
    Net non-current notes receivable               $33,155,543 $33,250,562
                                                   =========== ===========


   The notes receivable from members are generally for periods of two years to ten years at interest rates of 4.25% to 10.00%. The annual maturities for each of the next five fiscal years following September 30, 1994 are as follows:

          Year                            Amount
          ----                         -----------
          1995                         $ 4,057,961
          1996                           4,112,058
          1997                           4,289,174
          1998                           4,161,963
          1999                           4,089,972

   The provision for doubtful accounts and notes charged to operating expenses for the three years ended September 30, 1994 amounted to $1,992,589, $2,182,551, and $2,108,346, respectively.

4. Change in accounting for inventories

   Effective October 3, 1992, the Company changed its method of accounting for the cost of the general wholesale grocery category of inventories from the last-in, first-out (LIFO) method to the first-in, first-out
   (FIFO) method. The Company believes that the use of the FIFO method better matches current costs with current revenues and more appropriately reflects its financial condition. This change has also been made for income tax purposes.

   The change has been applied retroactively and comparative amounts for prior periods have been restated. The effect of this change on retained earnings and net income for restated 1991-92 is as follows:

   Change in beginning retained earnings:
    As previously reported in 1991-92                      $13,311,329
                                                           -----------
    LIFO inventory adjustment                                  958,912
    Less tax effect                                           (296,303)
                                                           -----------
      Net adjustment                                           662,609
                                                           -----------
      As restated                                          $13,973,938
                                                           ===========
   Change in net income:
    As previously reported in 1991-92                      $ 3,275,772
                                                           -----------
    LIFO inventory adjustment                                 (780,878)
    Less tax effect                                            228,016
                                                           -----------
      Net adjustment                                          (552,862)
                                                           -----------
      As restated                                          $ 2,722,910
                                                           ===========

   Cumulative effect on ending
    retained earnings October 2, 1992:
     As previously reported in 1991-92                     $14,924,706
                                                           -----------
     LIFO inventory adjustment                                 178,034
     Less tax effect                                           (68,287)
                                                           -----------
      Net adjustment                                           109,747
                                                           -----------
      As restated                                          $15,034,453
                                                           ===========

5. Other non-current assets

   Other non-current assets at the balance sheet date consist of the following:

                                                  1994         1993
                                              -----------  -----------
      Covenant not to compete - net
       of accumulated amortization of
       $802,445 in 1994 and $518,059
       in 1993                                $   765,953  $ 1,014,338
      Software - net of accumulated
       amortization of $1,295,466 in
       1994 and $730,587 in 1993                4,802,562    1,559,449
      Loan fees - net of accumulated
       amortization of $584,847 in
       1994 and $490,814 in 1993                  460,097      322,630
      Other                                     1,701,963      259,884
                                              -----------  -----------
         Total                                $ 7,730,575  $ 3,156,301
                                              ===========  ===========

6. Property, plant and equipment (at cost)

   Property, plant and equipment as of the balance sheet date consists of the following:

                                                  1994         1993
                                              -----------  -----------
   Land                                       $ 3,421,277  $ 3,032,145
   Buildings and improvements                  54,204,591   50,265,721
   Warehouse and truck equipment               34,291,075   32,212,528
   Office equipment                             8,564,659    7,515,498
   Construction in progress                       640,035    4,366,038
                                              -----------  -----------
      Total property, plant and
       equipment                              101,121,637   97,391,930
   Less accumulated depreciation              (42,604,517) (37,890,574)
                                              -----------  -----------
      Net property, plant and
       equipment                              $58,517,120  $59,501,356
                                              ===========  ===========


7. Change in accounting for income taxes

   The Company adopted, effective September 28, 1991, the Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, issued in February, 1992. Under the method specified by SFAS No. 109, the deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in the liability for deferred taxes. The principal types of differences between assets and liabilities for financial statement and tax return purposes are accumulated depreciation, insurance loss reserves, allowance for doubtful accounts, and capitalized costs in inventory.

   The deferred method, used in the years prior to 1992, required the Company to provide for deferred tax expense based on certain items of income and expense which were reported in different years in the financial statements and the tax returns as measured by the tax rate in effect for the year the difference occurred.

   As allowed by SFAS No. 109, the Company did not restate the years prior to the year ended October 2, 1992 and, accordingly, the cumulative effect of the accounting change on the prior years of $526,314 is included in the earnings for the year ended October 2, 1992.

8. Income taxes

   The provision for income taxes for the three years consists of the following:
                                        1994        1993        1992
                                     ----------  ----------  ----------
    Current payable (refund):
     Federal                         $  439,200  $  162,758  $  624,516
     State                               86,252      72,468     (16,158)
    Deferred                            474,889     341,209     298,332
                                     ----------  ----------  ----------
        Total                        $1,000,341  $  576,435  $  906,690
                                     ==========  ==========  ==========

    The effective income tax rate for the three years ended September 30, 1994 does not correspond with the Federal tax rate. The reconciliation of this rate to the effective income tax rate is as follows:

                                        1994        1993        1992
                                     ----------  ----------  ----------
    Statutory income tax rate (34%)  $  871,668  $  778,878  $1,055,117
    State income taxes, net of
     Federal income tax benefit          56,926      47,829     (10,664)
    Tax exempt interest                (158,673)   (133,080)   (104,537)
    Refunds as a result of carrybacks      --      (184,980)       --
    Prior year under accrual            179,235        --          --
    Other                                51,185      67,788     (33,226)
                                     ----------  ----------  ----------
        Income tax expense           $1,000,341  $  576,435  $  906,690
                                     ==========  ==========  ==========
        Effective income tax rate          39.0 %      25.2 %      29.2 %
                                           ====        ====        ====
    The significant components of the deferred income taxes - current asset and non-current liability as of the balance sheet date are as follows:

                                                    1994        1993
                                                 ----------  ----------
    Deferred income taxes -
     current asset:
      Insurance reserves                         $1,041,678  $1,230,094
      Inventories                                   738,842     712,212
      Unearned insurance premiums                   541,417     496,405
      Allowance for doubtful accounts               471,288     478,866
      Other                                          18,689     (93,748)
                                                 ----------  ----------
        Total                                    $2,811,914  $2,823,829
                                                 ==========  ==========
    Deferred income taxes -
     non-current liability:
      Accumulated depreciation                   $4,589,568  $4,173,575
      Deferred income                              (216,243)   (230,325)
      Allowance for doubtful notes                 (143,653)   (140,364)
      Deferred compensation                        (129,398)    (89,598)
      Advance deposits                              (52,004)    (16,128)
      Alternative minimum tax
       (AMT) credit                                (304,161)   (416,025)
                                                 ----------  ----------
        Total                                    $3,744,109  $3,281,135
                                                 ==========  ==========

    The significant components of deferred income tax expense for the three years are as follows:
                                        1994        1993        1992
                                     ----------  ----------  -----------
    Decrease (increase) in deferred
     income taxes - asset            $   11,915  $  157,747  $ (273,942)
    Increase in deferred income
     taxes - liability after applying
     AMT credit                         462,974     183,462     572,274
                                     ----------  ----------  -----------
       Total                         $  474,889  $  341,209  $  298,332
                                     ==========  ==========  ===========

    The Company has net operating loss carryovers of approximately $3,500,000 to apply against future years' State income taxes, expiring in years 2007 through 2009. These operating loss carryovers are the result of the insurance company subsidiary being required to file a separate calendar year State tax return and not giving the parent the benefit of this offset on its State tax return. The Company also has unused State energy tax credits of approximately $45,000, expiring in 1998.

9.  Members' patronage dividends

    The Company's income from sales to members, before income taxes and patronage dividends, is available at the discretion of the Board of Directors, to be returned to the members in the form of patronage dividends. As of year end, the Board of Directors voted to distribute the following in patronage dividends:

                                         1994        1993        1992
                                      ----------  ----------  -----------
    Payable in cash and shown as
     a current liability             $ 6,865,736 $ 7,584,177 $ 7,960,456
    Distributable in the form
     of common stock                   1,864,432   1,415,823   2,250,544
                                      ----------  ----------  ----------
       Total                         $ 8,730,168 $ 9,000,000 $10,211,000
                                     =========== =========== ===========
10. Notes payable - bank

    Notes payable - bank consists of borrowings on bank lines of credit at an average interest rate of 5.72% at September 30, 1994 and 3.95% at October 1, 1993.

    At September 30, 1994 and October 1, 1993, the Company had unused lines of credit totaling $19,000,000 and $10,300,000, respectively; and unused letters of credit totaling $350,000 and $450,000, respectively.

    In April of 1993, the Company entered into a three year reverse interest swap agreement with a bank. Under the agreement, the Company receives a fixed rate of 4.40% on $20 million (notional amount) and pays a floating rate based on LIBOR, as determined in six month intervals. The transaction effectively changes a portion of the Company's interest rate exposure from a fixed rate to a floating rate basis, accordingly, all gains or losses have been recognized as adjustments to interest expense. This swap agreement has been entered into with a major financial institution which is expected to fully perform under the terms of the agreement thereby further mitigating the risk from the transaction.

11. Long-term liabilities

    Long-term liabilities at the balance sheet date consist of the following:
                                                  1994         1993
                                              ------------ ------------
    Notes payable - bank:

        Credit agreement notes maturing
        on April 30, 1995 with interest
        rates of 5.77% per annum at
        September 30, 1994 and 3.98% per
        annum at October 1, 1993.  The
        interest rates ranged from 3.84%
        to 5.89% in 1994 and from 3.94%
        to 4.78% in 1993.                     $ 35,000,000 $ 25,000,000

    Notes payable - insurance companies:

        Senior notes payable to six
        insurance companies with an
        interest rate of 9.15% per annum.
        Interest payable monthly.  Principal
        repayments annually commencing
        October 1, 1992 in the amount of
        $3,336,000 and each October 1
        thereafter in the amount of
        $3,333,000, maturing in full
        October 2, 2000.                        23,331,000   23,331,000

    Notes payable - other:

        Capital stock residual notes, payable
        in twenty quarterly installments with
        a variable interest rate based on the
        current capital investment note rate.    3,810,679    2,878,311

        Two notes (three in 1993) with
        interest at 9.25% per annum
        payable in monthly installments
        of $28,136 ($50,660 in 1993)
        beginning January 21, 1988
        (secured by equipment).               $     83,123 $    715,022

        A real property contract for the
        purchase of an office building,
        payable in 180 monthly installments
        of $2,346 including interest at
        12.5% per annum until 1999 (secured
        by real property).                         101,734      116,171

        Other note payable                          27,500       55,000

    Mortgage notes (secured by real property):

        A note payable in monthly installments
        of $41,449 including interest at 9%
        until 1996.                                878,279    1,276,922

        A note payable in monthly installments
        of $43,721 including interest at 10.30%
        per annum until 1995.                      457,059      909,026

        A note payable in monthly installments
        of $31,615 including interest at 7.25%
        until 2013.                              3,907,589    4,000,000

    Redeemable notes and certificates:

        Capital investment notes
        (subordinated), interest ranging
        from 5.75% to 8%.  Maturity dates
        range from 1993 to 2003 which is
        ten years from dates of issue.          50,319,700   50,395,400

        Registered redeemable building
        notes (subordinated), interest
        at 8%.  No fixed maturity date.          3,482,400    3,615,600

        Redeemable transferable notes,
        (subordinated), interest at
        5.75%.  No fixed maturity.            $     46,400 $     61,000
                                              ------------ ------------
            Total                              121,445,463  112,353,452
            Less current installments           (6,776,197)  (6,814,221)

            Total long-term liabilities       $114,669,266 $105,539,231
                                              ============ ============

    Total maturities of long-term liabilities in each of the next five fiscal years are as follows:

              Year                               Amount
              ----                            ------------
              1995                            $  6,776,197
              1996                              41,394,636
              1997                               6,971,062
              1998                               5,360,233
              1999                               5,706,690

    The Company's bank loan agreements require the maintenance of certain financial ratios and a minimum amount of capital and subordinated debt. The Company was in compliance with these requirements as of September 30, 1994 and October 1, 1993.

12. Reinsurance

    The Company in 1994 adopted the Statement of Financial Accounting Standards (SFAS) No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts, issued in December, 1992. The Statement requires that transactions relating to reinsurance transactions be reported at gross amounts rather than net amounts.

    The effect on the consolidated financial statements of the Company is to gross up the insurance liabilities by reclassifying the ceded reinsurance amounts for reinsurance recoverables and prepaid reinsurance premiums as assets. The change had the effect of increasing 1993 total assets and total liabilities by $4,741,852 as follows:

    Increase in current assets:
     Reinsurance recoverables for ceded
      loss reserves - now classified as
      accounts and notes receivable                   $3,494,121
     Prepaid reinsurance premiums - now
      classified as other current assets               1,247,731
                                                      ----------
        Total                                         $4,741,852
                                                      ==========

    Increase in current liabilities:
     Insurance reserves                               $3,494,121
     Unearned premiums - classified
      as accounts payable                              1,247,731
                                                      ----------
        Total                                         $4,741,852
                                                      ==========

    There is no effect or change to the consolidated income statement as the income statement classifications did not change. Net premiums earned continue to be reported as net sales and operations while net losses and loss adjustment expenses continue to be reported as cost of sales.

    Reinsurance contracts do not relieve the Company from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company holds collateral under related reinsurance agreements in the form of letters of credit totaling $338,000 that can be drawn on for amounts that remain unpaid for more than 60 days.

    Reinsurance amounts reflected in the financial statements are as follows:

                                         1994        1993
    For the balance sheet:
     Reinsurance recoverable for
      ceded losses                   $ 3,792,152 $ 3,494,121
     Prepaid reinsurance premiums      1,394,254   1,247,731
                                     ----------- -----------

        Total                        $ 5,186,406 $ 4,741,852
                                     =========== ===========

                                         1994        1993        1992
                                     ----------- ----------- -----------
    For the income statement:
     Premiums written:
      Gross                          $23,992,639 $24,430,854 $23,861,615
      Assumed                            860,953     715,760   1,183,691
      Ceded                           (6,652,410) (6,597,150) (5,067,239)
                                     ----------- ----------- -----------
        Net premiums written         $18,201,182 $18,549,464 $19,978,067
                                     =========== =========== ===========
      Percentage of amount
       assumed to net                     4.73 %      3.86 %      6.33 %
                                        =======     ======      ======

     Premiums earned:
      Gross                          $23,736,321 $24,185,628 $21,969,296
      Assumed                            829,978     750,619   1,151,517
      Ceded                           (6,505,887) (6,493,811) (4,920,045)
                                     ----------- ----------- -----------
        Net premiums earned          $18,060,412 $18,442,436 $18,200,768
                                     =========== =========== ===========
      Percentage of amount
       assumed to net                     4.60 %      4.07 %      5.92 %
                                        =======     ======      ======
     Expenses:
      Losses and loss adjustment
       expenses                      $15,079,858 $17,481,462 $15,604,171
      Reinsurance recoveries          (3,389,844) (2,121,602) (1,867,112)
                                     ----------- ----------- -----------
        Net losses and loss
         adjustment expenses         $11,690,014 $15,359,860 $13,737,059
                                     =========== =========== ===========

13. Segment reporting

    The Company has two operating segments which are located primarily in the Pacific Northwest. The distribution segment includes all operations relating to wholesale grocery and related product sales, retail grocery sales, service department revenues, and financing income and fees. The insurance segment includes all operations relating to insurance underwriting, commissions, and reinsurance primarily to provide workers' compensation and property-casualty coverage.

    A summary of information about the Company's operations by segment before intersegment eliminations for the three years is as follows:

                                       1994         1993         1992
                                    ----------- ------------ ------------
    Net sales and operations:
     Distribution                  $936,266,067 $857,439,871 $878,146,111
     Insurance                       18,788,523   20,525,392   19,555,963
      Less intersegment sales
       of insurance                    (834,240)    (979,910)  (1,114,702)
                                   ------------ ------------ ------------
        Total                      $954,220,350 $876,985,353 $896,587,372
                                   ============ ============ ============

    Income before allowances,
     dividends, income taxes
     and accounting change:
      Distribution                 $ 19,791,157 $ 18,162,132 $ 17,860,059
      Insurance                       2,952,047    2,485,571    2,889,394
                                   ------------ ------------ ------------
        Total                      $ 22,743,204 $ 20,647,703 $ 20,749,453
                                   ============ ============ ============

    Total assets:
     Distribution                  $243,267,148 $226,346,768 $209,063,967
     Insurance                       64,923,598   64,591,472   59,875,762
                                   ------------ ------------ ------------
        Total                      $308,190,746 $290,938,240 $268,939,729
                                   ============ ============ ============
    Depreciation expense:
      Distribution                 $  5,408,896 $  4,643,401 $  4,163,138
      Insurance                         200,883       94,000      127,405
                                   ------------ ------------ ------------
        Total                      $  5,609,779 $  4,737,401 $  4,290,543
                                   ============ ============ ============
    Capital expenditures:
     Distribution                  $  5,161,425 $ 11,310,048 $ 19,922,924
     Insurance                           93,157      680,933      557,017
                                   ------------ ------------ ------------
        Total                      $  5,254,582 $ 11,990,981 $ 20,479,941
                                   ============ ============ ============

    For net sales and operations, wholesale grocery sales (primarily to members) during the three years ended September 30, 1994 accounted for approximately 95%, 93% and 95%, respectively, of the distribution total. Premium revenue (primarily from members) accounted for approximately 95%, 90% and 86%, respectively, of the insurance total.

    The change in the method of accounting for inventories (Note 4) related to and affected only the distribution segment.

14. Pension plans

    The Company has a Company-sponsored pension plan that covers substantially all of its salaried employees. The Company also has separate Company-sponsored 401(k) plans for salaried and union employees. The Company has made annual contributions to the plans equal to the amount annually accrued for pension expense. The Company's funding policy is to satisfy the funding requirements of the Employees' Retirement Income Security Act.

    The Company also participates in several multi-employer pension plans for the benefit of its employees who are union members. The data available from administrators of the multi-employer plans is not sufficient to determine the accumulated benefit obligation, nor the net assets attributable to the multi-employer plans in which the Company union employees participate.

    The financial statements include pension expense for the Company-sponsored pension plan as determined using Statement of Financial Accounting Standards No. 87 (SFAS 87). The effect of SFAS 87 was a decrease of pension expense in the amount of $546,894 for 1994, $484,020 for 1993, and $317,193 for 1992. The Company's unrecognized net asset resulting from the initial application of SFAS 87 is being amortized over eighteen years.

    In determining the actuarial present value of the projected benefit obligation, a discount rate of 8% and a future maximum compensation increase rate of 4% were used. The expected long-term rate of return on assets was 8%.

    Pension costs for all plans for the three years consist of the following:
                                        1994         1993         1992
                                    -----------  -----------  -----------
    Company-sponsored:
     Service costs of benefits
      earned                        $   918,423  $   910,214  $   832,866
     Interest cost on the projected
      benefit obligation              1,448,447    1,339,393    1,102,517
     Expected return on plan assets  (1,688,595)  (1,443,513)  (1,199,657)
     Net amortization of unrecognized
      net asset                        (168,168)    (168,168)    (154,154)
     Unrecognized net gain               (4,414)        --           --
     Unrecognized prior service cost     73,760       73,760        1,164
                                    -----------  -----------  -----------
        Net salaried pension cost       579,453      711,686      582,736

    Multi-employer plan costs         2,395,300    2,180,280    2,183,086
    Matching costs of 401(k) plans      391,605      437,413      395,731
                                    -----------  -----------  -----------
        Total pension expense       $ 3,366,358  $ 3,329,379  $ 3,161,553
                                    ===========  ===========  ===========

    The following table sets forth the Company-sponsored plan's funded status as of year end:

                                        1994         1993         1992
                                    -----------  -----------  -----------
    Actuarial present value of
     benefit obligations:
      Vested                        $13,337,570  $12,397,747  $10,951,935
      Non-vested                        823,015      819,479      675,609
                                    -----------  -----------  -----------
      Accumulated benefit obligation 14,160,585   13,217,226   11,627,544
      Effect of projected future
       compensation levels            4,881,117    4,501,814    4,237,333
                                    -----------  -----------  -----------
    Projected benefit obligation     19,041,702   17,719,040   15,864,877
    Plan assets at fair value,
     primarily listed stocks, fixed
     income, and bond and equity
     funds                           22,030,725   21,056,267   17,981,115
                                    -----------  -----------  -----------
    Excess of plan assets over
     projected benefit obligation     2,989,023    3,337,227    2,116,238
    Unrecognized prior service cost     778,471    1,031,162       14,965
    Unrecognized net gain            (1,422,307)  (2,273,777)    (273,680)
    Unrecognized net asset, net of
     amortization                    (1,897,503)  (2,065,671)  (2,233,839)
                                    -----------  -----------  -----------
       Prepaid (accrued)
        pension cost                $   447,684  $    28,941  $  (376,316)
                                    ===========  ===========  ===========

    In addition to pension benefits, the Company provides health benefits for certain retired salaried employees. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Post Retirement Benefits Other Than Pensions." This statement will require accrual of such benefits during the years an employee provides services. The costs of these benefits are currently expensed on a pay-as-you-go basis. The cost of this retiree health care is funded out of current operations and was approximately $356,000 in 1994, $282,000 in 1993 and $257,000 in 1992.
    The impact of this new standard has not been fully determined, but the change likely will result in a greater liability and expense being recognized for these benefits. The Company has until 1995-96 to adopt this Statement because fewer than 500 employees will be affected.

15. Leases

    The Company is obligated under one hundred and five significant leases in 1994. Forty-five of these leases are for twenty to twenty-five years with renewal options and involve supermarket properties which are subleased to members. Twelve of these leases are subleased to affiliated companies. The remaining leases represent property and equipment used by the Company. The leases expire at various dates, the last expiring in 2013. Rental expense for the three years consists of the following:

                                        1994         1993         1992
                                    -----------  -----------  -----------
    Minimum rentals                 $13,690,702  $14,082,104  $12,447,688
    Less sublease income             (5,971,461)  (6,554,855)  (6,355,385)
                                    -----------  -----------  -----------
            Net rental expense      $ 7,719,241  $ 7,527,249  $ 6,092,303
                                    ===========  ===========  ===========

    The following is a schedule by years showing future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 1994:

      Fiscal                          Minimum      Minimum        Net
       year                         payments (A) receipts (B)   minimum
    ---------                       ------------ ------------ -----------
    1994-1995                       $ 14,259,330 $  6,788,922 $ 7,470,408
    1995-1996                         13,364,382    6,654,450   6,709,932
    1996-1997                         11,079,707    6,335,846   4,743,861
    1997-1998                          9,456,613    5,963,962   3,492,651
    1998-1999                          9,364,253    5,935,555   3,428,698
    Later years                       80,530,013   57,103,637  23,426,376
                                    ------------ ------------ -----------
        Total                       $138,054,298 $ 88,782,372 $49,271,926
                                    ============ ============ ===========
    Summary:
     Building leases                $129,755,112 $ 88,465,191 $41,289,921
     Equipment leases                  8,299,186      317,181   7,982,005
                                    ------------ ------------ -----------
        Total                       $138,054,298 $ 88,782,372 $49,271,926
                                    ============ ============ ===========

    (A) Minimum payments are those required by the Company over the terms of the significant leases.

    (B) Minimum receipts are those to be received by the Company from sublease agreements.

            Twenty-one of the subleases as of September 30, 1994, are insured by the Company's foreign subsidiary, UGIC, Ltd. The annual rental for these leases is approximately $2,440,000. The total minimum payments over the lease term for these same leases is approximately $54,100,000.

    In 1992 and 1991, the Company entered into sale-leaseback transactions for three cash and carry outlets. The sales resulted in deferred gains of approximately $800,000 which are being amortized over the leaseback period of fifteen years. The total lease commitments are approximately $2,500,000 over fifteen years with an annual rental of approximately $155,000 for each of the first five years.

16. Supplemental cash flow information

                                     1994         1993         1992
                                 -----------  -----------  -----------
   Supplemental disclosures:
    Cash paid during the year for:
     Interest                    $ 8,898,144  $ 8,292,247  $ 8,952,346
     Income taxes                    336,810      647,836      982,169

   Supplemental schedule of
    noncash investing and
    financing activities:
     Patronage dividends payable
      in common stock              1,864,432    1,415,823    2,250,544

17. Investment in and transactions with affiliated companies

    The Company owns 22.42% of the outstanding common stock of Western Family Holding Company (the Affiliate). The Company and certain other retailer owned grocery wholesalers located primarily in the Pacific Northwest organized the Affiliate to provide a source for the Affiliate private label brand. An officer of the Company is a director of the Affiliate. The amount of consolidated retained earnings represented by undistributed earnings of the Affiliate as of September 30, 1994 is $1,679,869 and $1,654,629 as of October 1, 1993
    in addition to the original investment of $275,300.

    An approximate summary of transactions with this Affiliate by year is as follows:
                                     1994         1993         1992
                                 -----------  -----------  -----------
       Purchases                 $89,179,000  $70,334,000  $71,994,000
       Volume incentive rebate     1,561,000    1,231,000    1,260,000
       Open accounts payable       6,006,000    5,150,000    4,000,000

    The Company in 1994 made an approximately 22% minority equity investment of $6,094,315 in the retail store operations of two members. The Company's share of losses in these operations in 1994 was $217,000. Transactions with these two members for the short periods in 1994 were sales of approximately $22,945,000 and open accounts receivable as of September 30, 1994 were approximately $1,860,000.

    UGIC, Ltd. paid cash dividends to the Parent in 1992 in the amount of $500,000.

18. Concentrations of credit risk

    The Company holds its cash and cash equivalents in several banks located in the Pacific Northwest and a zero balance bank account located in the Midwest. Each bank is covered by FDIC insurance; balances in excess of coverage are not insured.

    As a cooperative, the majority of the Company's accounts receivable represent sales to its members who are located throughout the Pacific Northwest. These accounts are not generally secured by collateral but each member has stock holdings in the Company as well as patronage rebates which the Company could apply against account balances.

    The Company makes store financing loans to members from time to time mainly to finance the acquisition of grocery store properties and equipment. These loans are represented by notes receivable which are secured by collateral consisting of personal property, securities and guarantees.

    The insurance subsidiaries have investments primarily in federal securities and state municipal bonds which are backed by the full faith and credit of the respective governmental agency.

19. Commitments and contingencies

    a. During 1994, 1991 and 1990, the Company entered into agreements under which it sold and continues to sell certain of its notes receivable from members subject to limited recourse provisions. These are secured by collateral which usually consists of personal property, securities and guarantees. The Company is responsible for collection of the notes, for which it receives a collection fee, and remits the net proceeds to the purchaser on a monthly basis. In 1994, 1993 and 1992, the Company sold notes totaling approximately $8,625,000, $900,000 and $5,800,000, respectively. The balances of transferred notes that were outstanding and subject to recourse provisions were $13,652,000, $13,441,000 and $20,934,000 at September 30, 1994, October 1,
        1993 and October 2, 1992, respectively.

    b. In connection with its loan activities to members, the Company has approved loan applications totaling approximately $8,000,000 for which funds have been committed, but not disbursed, as of September 30, 1994.

    c. The Company is guarantor of a covenant by a member as of September 30, 1994 totaling $350,000 with annual principal payments of approximately $50,000.

    d. The Company is a party to various litigation and claims arising in the ordinary course of business. While the ultimate effect of such actions cannot be predicted with certainty, the Company expects that the outcome of these matters will not result in a material adverse effect on the Company's consolidated financial position or results of operations.

Board of Directors
United Grocers, Inc.



      INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENT SCHEDULES



We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in United Grocers, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 30, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Schedules V, VI, VIII, IX, X and XIV listed in the index under Item 14(a)2, are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



DeLap, White & Raish

Portland, Oregon
November 30, 1994

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None
                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

    A. Identification of Directors:

                Name     Age    Principal Occupation

     Directors whose terms began in 1992 and expire in 1995:

     Gilbert A. Foster    55     President, Gil's Supermarkets, Inc.
     H. Larry Montgomery  50     President, Larry's Market, Inc.
     Marlin Smythe        64     President, MCS Management Company

     Directors whose terms began in 1993 and expire in 1996:

     Craig Danielson      46     President, Dan, Inc. Oregon
     Dennis Blasingame    46     Owner, Da Boys #2
     James C. Vickers     61     President, J. C. Markets, Inc.

     Directors whose terms began in 1994 and expire in 1997:

     Raymond Nidiffer     65     President, C & K Markets, Inc.
    (Appointed to fill the remaining term of Arthur L. Thennell)
     David Neal           44     President, SMN Company
     Peter J. O'Neal      50     President, Quality Food Investments, Inc


     Nominees for Director (these to be elected in 1995 for terms expiring in 1998):


     Deano Ryan           36     President, Tops Industries, Inc.
     Gordon Smith         49     President, Market Place Foods, Inc.
     Carol DeJardin       48     CEO, West Linn Thriftway, Inc.
     Tom Miller           56     President, Five Corners Grocery, Inc.
     Dick Leonard         55     President, L & L Market, Inc.
     David Badger         52     President, Hopper Valley Enterprises, Inc.

    B.      Identification of Executive Officers:

       Name               Age     Offices Held                Officer Since

       Alan C. Jones      52     President, Secretary, Treas.    1981
       John W. White      41     Vice President                  1988
       George P. Fleming  54     Assistant Secretary             1980


    C. Identification of Certain Significant Employees:

       None.

    D. Family Relationships

       None.

    E. Business Experience

       All executive officers have been employed by United in various management and executive capacities for more than the past five years.

       All directors and nominees have been principally engaged in the retail grocery business for more than the past five years with the firms shown opposite their names. Except as described in Item 13 below, none of such firms is a parent, subsidiary or other affiliate of United.

       No director or nominee is a director in another company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

    F. Involvement in Certain Legal Proceedings
       None

Item 11.  Executive Compensation

    A. Remuneration

       The following table shows the compensation, during each of the years in the three year period ended September 30, 1994, earned by each of the Company's executive officers whose total annual salary and bonus for fiscal 1994 exceeded $100,000. The Company does not provide long term compensation to its executive officers other than retirement benefits, as discussed below.

Name of
Individual                  Annual Compensation                 All
and                                                           Other
Principal                                                   Compen-
Position              Year      Salary       Bonus          sation <F1>

Alan C. Jones         1994     $252,398     $ 54,000        $54,111
President,            1993      222,826      149,620         40,040
Chief Executive       1992      221,670      121,889              0
Officer


John W. White         1994      108,959       35,000          4,823
Vice President,       1993       97,861       30,000          4,171
Chief Financial       1992       90,189       18,000              0
Officer

<F1> Amounts shown for fiscal 1994 and 1993 include the dollar amount of insurance premiums paid by the Company with respect to term life insurance for the benefit of Mr. Jones, in the amount of $27,000 for 1994 and $27,000 for 1993. Such amounts also include matching contributions by the Company under the United Grocers Special 401(k) Savings Plan as follows: Mr. Jones, $5,197 and $4,625; Mr. White, $3,184 and $3,576.

B. Employment Agreement

    Mr. Jones has an employment agreement with the Company pursuant to which he is entitled to an annual base salary (subject to cost of living adjustment) plus bonuses subject to performance targets set at the discretion of the Board of Directors. The agreement further provides for Mr. Jones to receive certain payments if the agreement is terminated without "cause" (as defined) or in the event of a change in control of United.

    In the event Mr. Jones is terminated without cause during the term of the agreement, he will be entitled to receive payments for the remaining term of the agreement equal to 50% of his then current base salary plus the annual premium for his life insurance policy. Further, Mr. Jones would be entitled to be covered under the Company's medical and dental plans for the remaining term of the agreement. As of September 30, 1994, the employment agreement had a remaining term of 42 months.

    In the event of a change of control of United (as defined), Mr. Jones will have the right to terminate the employment agreement and receive a severance payment equal to three times an amount which is 150% of his then current base salary.


C.  Retirement Plan

       The Company's retirement plan is an actuarially funded defined benefit plan. The following table shows the estimated annual benefits payable upon retirement (assuming normal retirement at age 65) for employees at specified annual salary levels (based upon the highest average of five consecutive years) with various years of service.

Annual                                  Pension Plan Table
Remuneration                           Years of Service <F1>
            10      15         20        25        30       35
 $50,000   $ 7,913  $11,869    $15,826   $19,782   $ 23,739 $27,695
 $75,000   $12,538  $18,807    $25,076   $31,345   $ 37,614 $43,882
$100,000   $17,163  $25,744    $34,326   $42,907   $ 51,489 $60,070
$125,000   $21,788  $32,682    $43,576   $54,470   $ 65,365 $76,257
$150,000   $26,413  $39,619    $52,826   $66,032   $ 79,239 $92,445

<F1> Under the present terms of the Company's retirement plan, the maximum salary level and number of years of service considered for the purposes of determining benefits are $150,000 and 35 years, respectively.

The number of years of service under the plan for the officers listed in the table on the preceding page is as follows:

                                                    Years of
                         Person                     Service
                         Alan C. Jones               24
                         John W. White                7

       The amount of compensation used in calculation of pension benefits for Mr. Jones and Mr. White is the dollar amount shown under "salary" and "bonus," subject to plan limitations, in the table for Item 11, Section A. above.

     [Amounts payable under the plan are not subject to deduction for social security or other offset amounts.]

       D.   Remuneration of directors

Directors, except the Chairman of the Board, received $10, plus expenses, for each board meeting attended. The Chairman received $25, plus expenses, for each board meeting attended and for each additional day spent on the conduct of United's business.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

       A.   Security Ownership of Certain Beneficial Owners

       The following table sets forth information as of December 9, 1994, regarding each person known to United to be the beneficial owner of more than 5 percent of United's Common Stock.

Title of Class    Name and address    Amount and nature of   Percent of
                of beneficial owner   beneficial ownership      class

United Grocers,  Raymond L. Nidiffer      51,289 shares <F1> 7.9% of class
Inc., Common     P. O. Box 730
stock            Brookings, OR  97415


<F1>   Includes 3,133 shares issuable as patronage dividends within 60 days. Mr. Nidiffer has sole voting and investment power with respect to the shares indicated in the table.


       B.   Security Ownership of Management.

            As of December 9, 1994, the directors and nominees for election as directors of United owned the indicated amounts of United's Common Stock, United's only class of voting security.

                            Amount of
                            Beneficial         Stock to           Percent
          Beneficial Owner  Ownership <F1><F2> be issued <F9>     of class
          Directors:
          Craig Danielson      18,038 shares   1,880 shares       2.8 <F5>
          Dennis Blasingame     1,621 shares      48 shares        .2 <F3>
          James. C. Vickers    10,100 shares     -0- shares       1.6 <F6>
          Marlin  Smythe        2,575 shares      71 shares        .4 <F3>
          Ray Nidiffer         51,289 shares   3,133 shares       7.9 <F7>
          Dave Neal             6,005 shares     -0- shares        .9 <F3>
          Gilbert A. Foster     5,500 shares     727 shares        .8 <F3>
          H. Larry Montgomery   2,631 shares      68 shares        .4 <F3>
          Peter J. O'Neal       4,229 shares      99 shares        .7
          Directors and
          officers as a group 101,988 shares   6,026 shares      15.7

Nominees: Deano Ryan            4,263 shares     -0- shares        .7
          Gordon Smith          4,879 shares      52 shares        .8 <F8>
          Carol DeJardin        7,659 shares     402 shares       1.2
          Tom Miller            3,455 shares     155 shares        .5
          Dick Leonard          4,133 shares     -0- shares        .6
          David Badger          3,289 shares      84 shares        .5 <F4>

<F1>      According to the bylaws, each stockholder of record is
          entitled to one vote and one vote only, irrespective of number of shares owned. All of the above-named individuals have only one vote, except for Messrs. Smith, Danielson, Badger and Vickers, who may be deemed to have more than one vote because they have interests in various entities that own shares.

<F2>      Except as indicated below, all of the above-named individuals have sole voting and investment power with respect to the shares indicated in the table.

<F3>      These shares are owned jointly by the person named and his spouse or by a corporation whose stock is owned jointly by the person named and his spouse.

<F4>      These shares are owned by two corporations in which Mr. Badger has an equity or voting interest.

<F5>      These shares are owned by two corporations in which Mr.
          Danielson has an equity interest.

<F6>      These shares are owned by two corporations in which Mr.
          Vickers has a controlling interest.

<F7>      These shares are owned by a corporation in which Mr. Nidiffer has a controlling interest.

<F8>      These shares are owned by two corporations in which Mr. Smith has an equity interest.

<F9>      These shares are issuable as patronage dividends within 60 days and are included in the total shown under "Amount of Beneficial Ownership"

  C.   Changes in Control.     None

Item 13.  Certain Relationships and Related Transactions.

  A.   Transactions with Management and Others
       All directors and nominees (or their firms), as members of United, purchase groceries and related products from United in the ordinary course of business at prices available to members generally.
       In the ordinary course of business, United enters into prime leases and subleases property to qualified members. United presently is a party to subleases with entities affiliated with Ray Nidiffer, Craig Danielson and Gil Foster, directors of United. At September 30, 1994, monthly payments due pursuant to the subleases were as follows:

       Danielson                        $63,874
       Foster                           $15,000
       Nidiffer                         $43,885

       United guarantees members' indebtedness under certain conditions and loans money to members through its financing department. The Company has guaranteed certain loan obligations of C&K Market, Inc., a corporation owned and controlled by Ray Nidiffer, a director.

       During 1994, entities in which Craig Danielson, a director, has an equity interest purchased the assets of three retail stores at book value. These entities also assumed sublease obligations of the stores.

       On June 20, 1994, the Company purchased 142,256 shares (representing 22%) of the common stock of C&K Market, Inc., a corporation owned and controlled by Ray Nidiffer, a director, for a purchase price of $5,750,000.

  B.   Certain Business Relationships

       During fiscal year 1994, C&K Market, Inc., a corporation owned and controlled by Ray Nidiffer, a director, purchased groceries and other products in the ordinary course of business from United in the amount of $76,229,400.

  C.   Indebtedness of Management

The following directors, officers, nominees or related persons or entities were indebted to United during the fiscal year ended September 30, 1994, or thereafter and prior to the date of this report:

                               Largest aggregate
                               amount of debt
                               outstanding during
                               year ended           Balance at        Number of Notes
Name of Debtor                 September 30, 1994   November 26,      & Rate of Interest
                                                    1994
Market Place Foods, Inc.
Gordon Smith - Nominee            27,722               -0-        1 @ variable %

West Linn Thriftway, Inc.         77,684            41,546        1 @ 7.99 %
Carol DeJardin - Nominee

SMN Company                      217,379           145,575        1 @ 9.50 %
David Neal - Director

C & K Markets, Inc.            7,300,000          6,672,811       4 @ 9.25 %
Ray Nidiffer -  Director                                          1 @ variable %

JC Market, Inc.                  236,604           157,428        1 @ variable %
JC Market of Toledo, Inc.                                         1 @ 7.99 %
James C. Vickers - Director

Five Corners Grocery, Inc.        92,697            44,585        1 @ 7.99 %
Tom Miller - Nominee

Larry's Market Inc.              210,371           210,371        2 @ variable %
Lawrence Montgomery - Director                                    1 @ 8.5 %

MCS Management Company           189,774           170,476        1 @ 8.5 %
Marlin A. Smythe - Director

Gil's Supermarket, Inc.        2,048,635         2,481,539        1 @ 7.75 %
Gilbert Foster - Director                                         1 @ variable %

L & L Market, Inc.                16,930               -0-        1 @ variable %
Henry R. Leonard - Nominee

IFOR, Inc.                       204,629           169,620        1 @ variable %
Dennis Blasingame - Nominee

Hopper Valley Enterprises, Inc.   45,050            19,544        2 @ variable %
David Badger - Nominee

All of the above loans were for purchase of inventory and equipment and are secured by inventory and equipment. Variable rate loans bear interest at prime, plus 1.75 percent to 2.25 percent.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
    (a)   Documents filed as part of the report

    1. The following financial statements are filed as part of this report:

    Independent Auditor's Report
    Consolidated Balance Sheets
    Consolidated Statements of Income
    Consolidated Statements of Members' Equity
    Consolidated Statements of Cash Flows
    Notes to Consolidated Financial Statements
    Independent Auditor's Report on Financial Statement Schedules

    2. The following financial statement schedules are filed as part of this report:
Schedule II -     Amounts receivable from related parties and underwriters,
                  promoters and employees (other than related parties)

Schedule V -      Property, plant and equipment

Schedule VI -     Accumulated depreciation, depletion and amortization of
                  property, plant and equipment

Schedule VIII -   Valuation and qualifying accounts

Schedule IX -     Short-term borrowings

Schedule X -      Supplementary income statement information

Schedule XIV -    Supplementary information concerning property - casualty
                  insurance operations

    3. Exhibits. The exhibits listed on the accompanying index to exhibits are filed as part of this annual report.

    (b)   Reports on Form 8-K

          None.

                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            UNITED GROCERS, INC.
                                                  (Registrant)



Dated:    December 14, 1994                 By:  /s/ Alan C. Jones


                                                Alan C. Jones
                                                President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Name                       Title                             Date




Alan C. Jones               President, Secretary and         12-14-94
Alan C. Jones               Treasurer (Principal
                            executive officer)


John W. White               Vice President                   12-14-94
John W. White               (Principal Financial Officer)


Dennis Blasingame           Director                         12-14-94
Dennis Blasingame


Craig Danielson             Director                         12-14-94
Craig Danielson


Peter J. O'Neal             Director                         12-14-94
Peter J. O'Neal


Dave Neal                   Director                         12-14-94
Dave Neal


Gilbert A. Foster           Director                         12-14-94
Gilbert A. Foster


H. Larry Montgomery         Director                         12-14-94
H. Larry Montgomery


Marlin Smythe               Director                         12-14-94
Marlin Smythe


James C. Vickers            Director                         12-14-94
James C. Vickers


Ray Nidiffer                Director                         12-14-94
Ray Nidiffer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act.

   No annual report covering the company's last fiscal year has been sent to security holders. An annual report will be furnished to security holders subsequent to the filing of the annual report on Form 10-K and copies of the annual report shall be sent to the Commission when sent to security holders.

   Enclosed with this report are four copies of proxy soliciting material, including the form of proxy, sent to United's shareholders for the January 14, 1995 annual meeting.

   The enclosed proxy soliciting material and, when provided, the annual report for the last fiscal year are, or will be, furnished to the Commission for its information and shall not be deemed filed with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that the company specifically incorporates them in its annual report on this form by reference.

                                                APPENDIX 1


Analysis of Loss Reserve Development
  ($ in thousands)

                                                                                                           (9 Mos) (9 Mos)
     Year Ended     12/83   12/84   12/85   12/86   12/87   12/88   12/89   12/90   12/91   12/92   12/93   9/93    9/94
Net Liability for
Unpaid Claims and
Claim Adjustment
Expenses            3,874   4,169   6,498   8,985  11,251  13,123  15,951  17,610  22,357  25,252  27,784  28,412  27,639

Paid (Cumulative)
as of:

One Year Later      1,474   1,808   2,558   4,568   4,534   4,580   6,219   5,311   5,620   7,466
Two Years Later     2,061   2,798   4,414   6,788   6,903   7,383   8,238   8,057  10,016
Three Years Later   2,403   3,666   4,844   8,233   8,399   8,084   9,390  10,349
Four Years Later    2,836   3,748   5,302   9,074   8,881   8,427  10,113
Five Years Later    2,713   3,782   5,424   9,296   8,972   8,644
Six Years Later     2,673   3,876   5,413   9,287   9,118
Seven Years Later   2,670   3,897   5,257   9,387
Eight Years Later   2,706   3,872   5,250
Nine Years Later    2,700   3,865
Ten Years Later     2,693

Reserves Re-
estimated
Year Ended          12/83   12/84   12/85   12/86   12/87   12/88   12/89   12/90   12/91   12/92

One Year Later      3,357   4,632   6,765  10,902  12,419  14,410  17,226  17,696  19,574  22,726
Two Years Later     3,089   4,577   6,898  11,188  12,875  13,927  14,673  15,024  18,058
Three Years Later   3,173   4,792   6,350  11,951  12,817  11,386  12,807  14,315
Four Years Later    3,222   4,457   6,831  11,903  11,026  10,337  12,298
Five Years Later    3,051   4,573   6,801  10,643  10,353  10,096
Six Years Later     3,095   4,603   6,140  10,142  10,215
Seven Years Later   3,058   4,284   5,720  10,132
Eight Years Later   2,927   4,128   5,533
Nine Years Later    2,847   3,999
Ten Years Later     2,774

Cumulative
Redundancy
or (Deficiency)     1,100     170     965  (1,147)  1,036   3,027   3,653   3,295   4,299   2,526


                                 APPENDIX 2

Reconciliation of claim reserves:
       ($ in thousands)

                                 @ 9 mos   @ 9 mos
                                   1994      1993     1993     1992     1991
                                 =======   =======   ======   ======   ======
a   Net liabilities, beginning    27,784    25,252   25,252   22,357   17,610
      of year

b   Incurred claims & claim
      adjustment expense

i   Provision for current
      accident year claims        11,837    14,429   18,426   16,933   14,288

ii  Increase/(decrease) in
      prior year claims           (1,425)     (931)  (1,778)  (2,156)      75

    Total incurred claims and
      claim adjustment expense    10,412    13,498   16,648   14,777   14,363

c   Payments

i   Provision for current          2,136     3,704    5,903    5,634    4,319
      accident year claims

ii  Attributable to prior
      year claims                  6,894     6,301    8,212    6,122    5,297

    Total Payments                 9,030    10,005   14,115   11,756    9,616

d   Other                           None      None     None     None     None

e   Net liabilities, end of year  27,639    28,412   27,784   25,252   22,357

      UNITED GROCERS, INC. AND SUBSIDIARIES         SCHEDULE II
     Amounts receivable from related parties and underwriters, promoters, and employees other than related parties

For the three years ended September 30, 1994             Balance at end
                     Balance at            Deductions       of period
                     beginning             amounts                Not
Name of debtor  Year of period  Additions  collected  Current     current
Gordon Smith    1992   176,267      -0-      77,669       98,598   -0-(Note A)
                1993    98,598      -0-      70,876       27,722   -0-
                1994    27,722      -0-      27,722         -0-    -0-

Dave Neal       1992   327,178      -0-      47,810      279,368   -0-(Note B)
                1993   279,368      -0-      61,989      217,379   -0-
                1994   217,379      -0-      61,293      156,086   -0-

Carol DeJardin  1992    14,360   130,726     31,471      113,615   -0-(Note C)
                1993   113,615      -0-      35,931       77,684   -0-
                1994    77,684      -0-      30,396       47,288   -0-

Tom Miller      1992   173,422      -0-      37,016      136,406   -0-(Note D)
                1993   136,406      -0-      43,709       92,697   -0-
                1994    92,697      -0-      40,671       52,026   -0-

Dick Leonard    1992   110,937      -0-      59,511       51,426   -0-(Note E)
                1993    51,426      -0-      34,496       16,930   -0-
                1994    16,930      -0-      16,930         -0-    -0-

Peter O'Neal    1992    68,253      -0-      68,253         -0-    -0-(Note F)
                1993      -0-       -0-        -0-          -0-    -0-
                1994      -0-       -0-        -0-          -0-    -0-

Craig Danielson 1992   355,311      -0-     355,311         -0-    -0-(Note G)
                1993      -0-       -0-        -0-          -0-    -0-
                1994      -0-       -0-        -0-          -0-    -0-
Dennis
Blasingame      1992   168,032      -0-      54,951      113,081   -0-(Note H)
                1993   113,081   130,000     38,452      204,629   -0-
                1994   204,629      -0-      29,623      175,006   -0-

Marlin A.
Smythe          1992   220,172      -0-      27,621      192,551   -0-(Note I)
                1993   192,551      -0-      33,588      158,963   -0-
                1994   158,963    48,239     31,201      176,001   -0-

Larry
Montgomery      1992   250,317   206,000    133,946      322,371   -0-(Note J)
                1993   322,371      -0-     112,000      210,371   -0-
                1994   210,371      -0-      56,670      153,701   -0-

Gilbert A.
Foster          1992   580,292   268,000    110,016      738,276   -0-(Note K)
                1993   738,276   360,508    356,450      742,331   -0-
                1994   742,331 1,468,018    161,714    2,048,635   -0-

Dave Badger     1992   109,226      -0-      40,632       68,594   -0-(Note L)
                1993    68,594      -0-      23,544       45,050   -0-
                1994    45,050      -0-      21,582       23,468   -0-

Raymond         1992 4,095,226 2,927,344 1,110,066    5,912,504   -0-(Note O)
Nidiffer        1993 5,912,504 2,488,179 6,292,683    2,108,000   -0-
                1994 2,108,000 7,300,000 4,060,748    5,347,251   -0-

James C.        1992    75,946   315,000    74,123    316,823     -0-(Note M)
Vickers         1993   316,823       -0-    80,219    236,604     -0-
                1994   236,604       -0-    68,704    167,900     -0-

                     UNITED GROCERS, INC. AND SUBSIDIARIES     SCHEDULE II
                           Notes to Schedule II

      Note A Smith: Two notes bearing interest at a fixed rate of 7.99% and paid in full on March 1, 1994.

      Note B Neal: One note bearing interest at a fixed rate of 9.50% per annum payable in equal monthly installments, plus interest, maturing March 1, 1998, and secured by inventory and fixtures. (Loan #497)

      Note C DeJardin: One note bearing interest at a fixed rate of 7.99% payable in equal monthly installments, plus interest, maturing January 1, 1996,(Loan # 137) secured by inventory.

      Note D Miller: One note bearing interest at a fixed rate of 7.99% per annum, payable in equal monthly installments, maturing December 1, 1995. (Loans #123)

      Note E Leonard: One note bearing interest at a variable rate and paid in full on July 1, 1994.

      Note F O'Neal: Two notes paid in full on January 1, 1992 (Loan #545) and April 10, 1992 (Loan #514)

      Note G Danielson: Two notes paid in full on July 24, 1992 (Loan #125) and May 14, 1992 (Loan #124).

      Note H Blasingame: One note bearing interest at a variable rate (9.00 % at October 1, 1993) payable in equal monthly installments plus interest, maturing February 1, 2000, and secured by inventory, fixtures and a mortgage. (Loan #604)

      Note I     Smythe:  One note bearing interest at a fixed rate of
                 8.50 % per annum, payable in equal monthly installments, maturing June 1, 2000 and secured by inventory, fixtures, and two mortgages. (Loan #536)

      Note J Montgomery: Two notes bearing interest at a variable rate (9.50% at September 30, 1994), one note bearing interest at a fixed rate of 8.50% per annum, payable in equal monthly installments plus interest maturing 8/1/97, 1/1/96, and 12/1/98;, and secured by inventory and fixtures at two locations. (Loans # 754, 793 and 802)

      Note K Foster: Three notes bearing interest at fixed rates of 9.00%, 9.75% and 9.75% per annum, and one note at a variable interest rate, (9.50% @ September 30, 1994) payable in equal monthly installments maturing 2/1/00, 11/1/01, 9/1/01 and 8/1/95. All loans secured by inventory and fixtures at five locations. (Loans #596, 839, 818 and 855)

      Note L Badger: Two notes bearing interest at a variable rates (9.75% at September 30, 1994) payable in equal monthly installments maturing September 1, 1995. (Loans #417, 417a).

      Note M Vickers: One note bearing interest at fixed rates of 7.99% per annum and one note bearing interest at a variable rate (9.50% at September 30, 1994), payable in equal monthly installments maturing March 1, 1997; (Loans #126 and 779), and secured by inventory and fixtures at two locations.

      Note N Babb: One note bearing interest at a fixed rate of 7.75% per annum, payable in equal monthly installments, maturing February 1, 1994 and secured by inventory and fixtures. (Loan #823)

      Note O Nidiffer: Four notes bearing interest at a fixed rate of 9.25% per annum, and one note bearing interest at a fixed rate of 6.0% per annum, payable in equal monthly install-ments plus interest, maturing 1/99, 9/99, 1/00, 12/00 and 1/02 and secured by inventory and fixtures at three locations and inventories at two locations. (Loans 836/845/846/869/773)

    SCHEDULE V

UNITED GROCERS, INC. AND SUBSIDIARIES
PROPERTY, PLANT AND EQUIPMENT
FOR THE THREE YEARS ENDED SEPTEMBER 30, 1994


   Column A                Column B Column C  Column D  Column F
                   Balance at                 Balance at
                    beginningAdditions          end of
Classification             of period       at costRetirements        period
- --------------          ------------      -----------      -----------     ------------
1994:

Land           $ 3,032,145$   389,132$      --$  3,421,277
Buildings and
 improvements   50,265,721  4,076,109    137,239  54,204,591
Warehouse and truck
 equipment      32,212,528  3,354,402  1,275,855  34,291,075
Office equipment  7,515,498  1,160,942    111,781   8,564,659
Construction in progress  4,366,038 (3,726,003)       --     640,035
                        ------------      -----------      -----------     ------------
     Total          $ 97,391,930$ 5,254,582$ 1,524,875$101,121,637
                        ============      ===========      ===========     ============
1993:

Land           $ 3,222,969$   336,790$   527,614$  3,032,145
Buildings and
 improvements   42,321,030  7,949,913      5,222  50,265,721
Warehouse and truck
 equipment      32,939,197  3,336,366  4,063,035  32,212,528
Office equipment  6,517,247  1,615,984    617,733   7,515,498
Construction in progress  5,614,110 (1,248,072)       --   4,366,038
                         -----------      -----------      -----------      -----------
     Total     $90,614,553$11,990,981$ 5,213,604 $97,391,930
                         ===========      ===========      ===========      ===========
1992:

Land           $ 3,032,963$   467,922$   277,916 $ 3,222,969
Buildings and
 improvements   32,800,722 10,629,716  1,109,408  42,321,030
Warehouse and truck
 equipment      30,217,020  5,348,697  2,626,520  32,939,197
Office equipment  5,717,639    902,737    103,129   6,517,247
Construction in progress  2,483,241  3,130,869       --   5,614,110
                         -----------      -----------      -----------      -----------
     Total     $74,251,585$20,479,941$ 4,116,973 $90,614,553
                         ===========      ===========      ===========      ===========

As to columns omitted, the answer is "none".
See Note 1.f. of the notes to financial statements for methods and rates used in computing depreciation and amortization.



The independent auditor's report should be read with this supplemental schedule.

                                        SCHEDULE VI

                    UNITED GROCERS, INC. AND SUBSIDIARIES
                   ACCUMULATED DEPRECIATION, DEPLETION AND
                AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                FOR THE THREE YEARS ENDED SEPTEMBER 30, 1994


   Column A               Column B Column C  Column D       Column F
- --------------          ------------     -------------    ------------    -----------
                      Balance at             Balance at
                beginning                      end of
Classification            of periodDepreciationRetirements       period
- --------------           -----------     -------------    ------------    -----------
1994:
Buildings and
 improvements  $16,523,583$ 1,853,210$    40,890$18,335,903
Warehouse and truck
 equipment      16,691,594  3,004,917    803,721 18,892,790
Office equipment  4,675,397    751,652     51,225  5,375,824
                         -----------     ------------     ------------     -----------
     Total     $37,890,574$ 5,609,779$   895,836$42,604,517
                         ===========     ============     ============     ===========
1993:

Buildings and
 improvements  $14,986,734$ 1,542,071$     5,222$16,523,583
Warehouse and truck
 equipment      16,596,322  2,719,766  2,624,494 16,691,594
Office equipment  4,273,703    475,564     73,870  4,675,397
                         -----------     ------------     ------------     -----------
     Total     $35,856,759$ 4,737,401$ 2,703,586$37,890,574
                         ===========     ============     ============     ===========
1992:

Buildings and
 improvements  $14,096,264$ 1,240,041$   349,571$14,986,734
Warehouse and truck
 equipment      14,689,452  2,528,805    621,935 16,596,322
Office equipment  3,825,203    521,697     73,197  4,273,703
                         -----------     ------------     ------------     -----------
     Total     $32,610,919$ 4,290,543$ 1,044,703$35,856,759
                         ===========     ============     ============     ===========


As to columns omitted, the answer is "none".





The independent auditor's report should be read with this supplemental schedule.

                                        SCHEDULE VIII

                    UNITED GROCERS, INC. AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS
                FOR THE THREE YEARS ENDED SEPTEMBER 30, 1994


 Column A                  Column B Column C  Column D Column E
- -----------               ----------       -----------      -----------     -----------
                          Additions
                      Balance at charged to DeductionsBalance at
                       beginning costs and    from  end of
Description          of period  expenses   reserve        period
- -----------               ----------      -----------      -----------     -----------

1994:

Reserves deducted in
 balance sheet from asset
 to which it applies -
 Allowance for doubtful
 accounts for:
  Accounts receivable $ 1,283,681$ 1,092,589$ 1,105,283$ 1,270,987
  Notes receivable     376,108    900,000    941,334    334,774
                          -----------     -----------      -----------     -----------
          Total $ 1,659,789$ 1,992,589$ 2,046,617$ 1,605,761
                          ===========     ===========      ===========     ===========
Reserves which support
 the balance sheet caption:
  Insurance reserves for
   losses and expenses:
    Workers' compensation $15,230,686$ 6,355,601$ 6,380,288$15,205,999
    Property and casualty  17,284,711  5,635,565  6,087,867 16,832,409
                          -----------     -----------      -----------     -----------
          Total $32,515,397$11,991,166$12,468,155$32,038,408
                          ===========     ===========      ===========     ===========
1993:

Reserves deducted in
 balance sheet from asset
 to which it applies -
 Allowance for doubtful
 accounts for:
  Accounts receivable$ 1,434,097$ 1,393,049$ 1,543,465$ 1,283,681
  Notes receivable    420,169    789,502    833,563    376,108
                          -----------     -----------      -----------     -----------
          Total $ 1,854,266$ 2,182,551$ 2,377,028$ 1,659,789
                          ===========     ===========      ===========     ===========
Reserves which support
 the balance sheet caption:
  Insurance reserves for
   losses and expenses:
    Workers' compensation $13,514,617$ 8,610,206$ 6,894,137$15,230,686
    Property and casualty  15,084,358  7,360,333  5,159,980 17,284,711
                          -----------     -----------      -----------     -----------
          Total $28,598,975$15,970,539$12,054,117$32,515,397
                          ===========     ===========      ===========     ===========

The independent auditor's report should be read with this supplemental schedule.

                                        SCHEDULE VIII

                    UNITED GROCERS, INC. AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS (CONTINUED)
                FOR THE THREE YEARS ENDED SEPTEMBER 30, 1994


 Column A                  Column B Column C  Column D Column E
- -----------               ----------       -----------      -----------     -----------
                          Additions
                      Balance at charged to DeductionsBalance at
                       beginning costs and    from  end of
Description          of period  expenses   reserve        period
- -----------               ----------      -----------      -----------     -----------
1992:

Reserves deducted in
 balance sheet from asset
 to which it applies -
 Allowance for doubtful
 accounts for:
  Accounts receivable $ 1,147,545$ 1,250,735$   964,183$ 1,434,097
  Notes receivable     652,455    857,611  1,089,897    420,169
                          -----------     -----------      -----------     -----------
          Total $ 1,800,000$ 2,108,346$ 2,054,080$ 1,854,266
                          ===========     ===========      ===========     ===========

Reserves which support
 the balance sheet caption:
  Insurance reserves for
   losses and expenses:
    Workers' compensation $13,455,923$ 4,625,465$ 4,566,771$13,514,617
    Property and casualty  11,721,800  9,280,390  5,917,832 15,084,358
                          -----------     -----------      -----------     -----------
          Total $25,177,723$13,905,855$10,484,603$28,598,975
                          ===========     ===========      ===========     ===========

















As to columns omitted, the answer is "none".




The independent auditor's report should be read with this supplemental schedule.

                                        SCHEDULE IX
                    UNITED GROCERS, INC. AND SUBSIDIARIES
                            SHORT-TERM BORROWINGS
                FOR THE THREE YEARS ENDED SEPTEMBER 30, 1994


 Column A      Column B   Column C     Column D     Column E     Column F
- -----------   ----------  --------    -----------  -----------  -------------
                              Maximum      Average      Weighted
Category of     Interest      amount       Amount       average
aggregate    Balance at  rate at    outstanding  outstanding  interest rate
short-term      end of  end of      during the   during the   during the
borrowings      period  period        period       periodperiod
- -----------   ----------  --------    -----------  -----------  -------------
1994:

Bank notes   $31,020,667  5.72 %     $41,050,000  $34,775,000      4.77 %


1993:

Bank notes    24,730,400   3.95        24,750,000   17,000,000      4.12


1992:

Bank notes    14,548,920   3.94        26,750,000   23,230,675      4.88



Note AIn 1994 the borrowings are under an open line of credit which matures April 30, 1995.

Note BThe maximum amount outstanding, the average amount outstanding and the weighted average interest rate are computed using end-of-month balances and interest rates.

As to columns omitted, the answer is "none".
















The independent auditor's report should be read with this supplemental schedule.

                                                             SCHEDULE X

                    UNITED GROCERS, INC. AND SUBSIDIARIES
                 SUPPLEMENTARY INCOME STATEMENT INFORMATION
                FOR THE THREE YEARS ENDED SEPTEMBER 30, 1994


                                          1994         1993         1992
                                                                ------------         -----------           -----------
Compensation:
 Salaries and wages                   $ 47,552,800 $45,881,320  $44,428,169
 Employee benefits                       9,495,301   8,950,947    8,576,496
                                                                ------------         -----------           -----------
Total                                   57,048,101  54,832,267   53,004,665
                                                                ------------         -----------           -----------

Rents, maintenance and repairs:
 Rents:
  Building                               3,908,164   3,875,770    3,000,122
  Equipment                              4,712,898   4,231,211    3,283,078
                                                                ------------         -----------           -----------
     Total rents                         8,621,062   8,106,981    6,283,200
 Maintenance and repairs                 7,489,479   6,376,253    7,724,487
                                                                ------------         -----------           -----------
        Total                           16,110,541  14,483,234   14,007,687
                                                                ------------         -----------           -----------

Taxes other than taxes on income:
 Payroll                                 4,207,237   4,179,893    3,585,435
 Property taxes                          1,475,732   1,598,621    1,581,530
 State and city business taxes           1,301,094   1,148,386    1,153,849
 Highway use taxes                       1,363,543   1,157,336    1,242,994
                                                                ------------         -----------           -----------
        Total                            8,347,606   8,084,236    7,563,808
                                                                ------------         -----------           -----------

Other:
 Utilities, supplies and
  services                              11,189,721   9,695,290    9,328,572
 Insurance                               1,323,890   1,287,840    1,311,090
 Professional services                   2,842,102   2,193,827    2,655,674
 Other expenses                          4,670,720   4,728,964    3,543,533
 Provision for doubtful
  accounts and notes                     1,992,589   2,182,551    2,108,346
                                                                ------------         -----------           -----------
        Total                           22,019,022  20,088,472   18,947,215
                                                                ------------         -----------           -----------

        Combined total                $103,525,270 $97,488,209  $93,523,375
                                                                ============         ===========           ===========

Charged to following costs
 and expenses:
  Operating expenses                  $ 93,991,529 $88,046,293  $83,656,610
  Selling and administrative
   expenses                              9,533,741   9,441,916    9,866,765
                                                                ------------         -----------           -----------
        Combined total                $103,525,270 $97,488,209  $93,523,375
                                                                ============         ===========           ===========

As to columns omitted, the answer is "none".



The independent auditor's report should be read with this supplemental schedule.


                                                             SCHEDULE XIV

                    UNITED GROCERS, INC. AND SUBSIDIARIES
                    SUPPLEMENTARY INFORMATION CONCERNING
                   PROPERTY-CASUALTY INSURANCE OPERATIONS
                FOR THE THREE YEARS ENDED SEPTEMBER 30, 1994


 Column A  Column B Column C        Column D       Column F
- -----------    -----------    ------------              -----------              -----------
                        Future policy
           Deferred       benefits,
            policy     losses, claims                Net
         acquisition and loss       Unearned       premiums
  Segment    cost   expenses        premiums       revenue
- -----------    -----------    ------------              -----------              -----------
Insurance segment:
   1994  $   432,192$32,038,408   $ 8,518,168    $18,060,412
   1993      823,236 32,515,397     7,956,051     18,442,436
   1992      782,692 28,598,975     7,851,841     18,200,768


              Column G     Column H    Column I     Column J     Column K
                     ----------            ----------          ------------          ----------            ---------
                           Benefits,  Amortization
                            claims,   of deferred
                Net       losses and    policy        Other         Net
             investment   settlement  acquisition   operating     premiums
               income      expenses      costs      expenses      written
                     ----------            ----------          ------------          ----------            ---------
Insurance segment:
   1994      $ 2,666,023  $11,991,166 $ 1,479,422  $ 4,136,101  $18,201,182
   1993        2,576,212   15,970,539   1,656,419    1,042,727   18,549,464
   1992        2,352,924   13,905,855   1,578,043    2,065,755   19,978,067





As to columns omitted, the answer is "none".














The independent auditor's report should be read with this supplemental schedule.


                                EXHIBIT INDEX

1        This number not used.

2        This number not used.

3.A Copy of the registrant's restated articles of incorporation, as amended (incorporated by reference to Exhibit 4-E to the registrant's registration statement on Form S-2, No.
         33-26631).

3.B Copy of the registrant's bylaws, as amended (incorporated by reference to Exhibit 4-F to the registrant's registration statement on Form S-2, No. 33-26631).

4.A Copy of indenture dated as of February 1, 1978, between the registrant and United States National Bank of Oregon, as trustee, relating to the registrant's Capital Investment Notes (incorporated by reference to Exhibit 4-I to the registrant's registration statement on Form S-1, No. 2-60488).

4.B Copy of supplemental indenture dated as of July 6, 1992, between the registrant and United States National Bank of Oregon, as trustee, relating to the registrant's Series H Capital Investment Notes (incorporated by reference to Exhibit 4-C to the registrant's registration statement on Form S-2, No. 33-49450).

4.C1 Copy of credit agreement of July 31, 1991 among the registrant, United States National Bank of Oregon,
         Seattle-First National Bank, and Security Pacific Bank Oregon (incorporated by reference to Exhibit 4-H to the registrant's Form 10-K for the fiscal year ended September 27, 1991).

4.C2 Copy of Amendments 1, 2 and 3 to credit agreement of July 31, 1991 among the registrant, United States National Bank of Oregon, Seattle-First National Bank, and Security Pacific Bank Oregon, dated as of August 19, 1991, December 20, 1991 and March 13, 1992 (incorporated by reference to Exhibit 4-C2 to the registrant's Form 10-K for the fiscal year ended
         October 2, 1992).

4.C3 Copy of Amendment 4 to credit agreement of July 31, 1991 among the registrant, United States National Bank of Oregon, Seattle-First National Bank, and Bank of America
         Oregon (successor organization to Security Pacific Bank
         Oregon), dated as of April 20, 1993 (incorporated by reference to Exhibit 4.C3 to the registrant's Form 10-K for the fiscal year October 1, 1993).

4.C4 Copy of Amendment 5 to credit agreement and amendment to notes of July 31, 1991 among the registrant, United States National Bank of Oregon, Seattle-First National Bank, and
         Bank of America Oregon (successor organization to Security Pacific Bank Oregon), dated as of May 28, 1993 (incorporated by reference to Exhibit 4.C4 to the registrant's Form 10-K for the fiscal year ended October 1, 1993).

4.C5 Copy of Promissory Notes to United States National Bank of Oregon, Seattle-First National Bank, and Bank of America Oregon (successor organization to Security Pacific Bank Oregon), dated as of April 20, 1993 (incorporated by reference to Exhibit 4.C5 to the registrant's Form 10-K for the fiscal year ended October 1, 1993).

4.C6 Copy of Amendments 6 and 7 to credit agreement and amendments to notes of July 31, 1991 among the registrant, United States National Bank and Seattle First National Bank, dated as of October 29, 1993 and January 28, 1994 (incorporated by reference to Exhibits 10.A. and 10.B. to the registrant's Form 10-Q for the quarterly period ending April 1, 1994).

4.C7 Copy of Amendment 8 to credit agreement and amendment to revolving line notes and operating line notes of July 31, 1991 among the registrant, United States National Bank of Oregon and Seattle-First National Bank, dated as of February 22, 1994.

4.C8 Copy of Amendment 9 to credit agreement and amendment to revolving line notes and operating line notes of July 31, 1991 among the registrant, United States National Bank of Oregon and Seattle-First National Bank, dated as of April 30, 1994.

4.D      Copy of Note Agreement dated as of September 20, 1991, and
         Senior Notes dated September 24, 1991 among the registrant and various purchasers (incorporated by reference to Exhibit 4-I to the registrant's Form 10-K for the fiscal year ended September 27,
         1991).

4.E Copy of Promissory Note, Assignment of Rents and Leases, Deed of Trust, Financing Agreement and Security Agreement, and
         Environmental Indemnity Agreement dated as of September 30,
         1993, between the registrant and United of Omaha Life Insurance Company, relating to the registrant's construction of a new office building (incorporated by reference to Exhibit 4.E to the registrant's
         Form 10-K for the fiscal year ended October 1, 1993).

4.F1     Copy of Loan Purchase and Servicing Agreement dated as of
         May 13, 1994, between United Resources, Inc., as
         Seller and Servicer, the registrant, as Guarantor, and National Consumer Cooperative Bank, as Buyer, relating to the selling of loans originated by the registrant's subsidiary, United Resources, Inc.

4.F2 Copy of First Amendment to Loan Purchase and Servicing Agreement dated as of May 13, 1994, between United Resources, Inc., the registrant, and National
         Consumer Cooperative Bank.

4.G Copy of Note Agreement dated October 10, 1994, between the registrant and Phoenix Home Life Mutual Insurance Company).

    Pursuant to Item 601 (b)(4)(iii) of Regulation S-K, the registrant is not filing certain instruments with respect to its long-term debt because the amount authorized under any such instrument does not exceed 10 percent of the total consolidated assets of the registrant at September 30, 1994. The registrant agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

5-9 These numbers not used.

10.A Copy of United Grocers, Inc. pension plan and trust agreement dated as of October 1, 1985 (incorporated by reference to Exhibit 10-A to the registrant's registration statement on Form S-2, No. 33-11212).

10.B Copy of first amendment to United Grocers, Inc. pension plan and trust agreement dated as of October 1, 1987
         (incorporated by reference to Exhibit 10-B to post effective amendment No. 1 to the registrant's registration statement on Form S-2, No. 33-11212).

10.C Copy of binder of insurance with respect to indemnification of officers and directors (incorporated by reference to Exhibit 10.C to the registrant's Form 10-K for the fiscal year ended October 1, 1993).

10.D1 Typical forms executed in connection with loans to members, including directors:

10.D1a Installment note (Stevens-Ness form 217), with optional interest rate riders (incorporated by reference to Exhibit 10-D1a to the registrant's Form 10-K for the fiscal year ended October 2, 1992).

10.D1b Promissory note (Stevens-Ness form 216), with optional interest rate riders (incorporated by reference to Exhibit 10-D1b to the registrant's Form 10-K for the fiscal year ended October 2, 1992).

10.D1c Subsequent note (three forms) (incorporated by reference to Exhibit 10-D1c to the registrant's Form 10-K for the fiscal year ended October 2, 1992).

10.D1d Loan agreement (two forms) (incorporated by reference to Exhibit 10-D1d to the registrant's Form 10-K for the fiscal year ended October 2, 1992).

10.D1e Loan agreement for subsequent notes (incorporated by reference to Exhibit 10-D1e to the registrant's Form 10-K for the fiscal year ended October 2, 1992).

10.D1f Amendment to loan and security agreements, including optional clauses (incorporated by reference to Exhibit 10-D1f to the registrant's Form 10-K for the fiscal year ended October 2, 1992).

10.D1g Security agreement (Stevens Ness form 1201) (incorporated by reference to Exhibit 10-D1g to the registrant's Form 10-K for the fiscal year ended October 2, 1992).

10.D1h Purchase money security agreement (Stevens-Ness form 1202) (incorporated by reference to Exhibit 10-D1h to the registrant's Form 10-K for the fiscal year ended October 2, 1992).

10.D1i Security agreement for equipment (Stevens Ness form 1203) (incorporated by reference to Exhibit 10-D1i to the registrant's Form 10-K for the fiscal year ended October 2, 1992).

10.D1j Inventory loan and security agreement (Stevens-Ness form 1206) (incorporated by reference to Exhibit 10-D1j to the registrant's Form 10-K for the fiscal year ended October 2, 1992).

10.D1k Security agreement (equipment and inventory) (incorporated by reference to Exhibit 10-D1k to the registrant's Form 10-K for the fiscal year ended October 2, 1992).

10.D1l Security agreement for subsequent notes (incorporated by reference to Exhibit 10-D1l to the registrant's Form 10-K for the fiscal year ended October 2, 1992).

    Pursuant to Instruction 2 to Item 601 of Regulation S-K, the registrant has filed the forms listed above in lieu of filing each copy executed in connection with loans to directors. A schedule showing the principal amount and interest rate of each director loan at November 26, 1994, appears in Item 13.C of this Form 10-K. The registrant agrees to furnish a copy of any omitted loan document to the Securities and Exchange Commission upon request.

10.D2 Typical form of residual stock redemption note executed in connection with redemption of common stock from members
         (incorporated by reference to Exhibit 10-D2 to the registrant's Form 10-K for the fiscal year ended October
         2, 1992).

    Pursuant to Instruction 2 to Item 601 of Regulation S-K, the registrant has filed the form listed above in lieu of filing each copy executed in transactions with directors. The registrant agrees to furnish a copy of any omitted document to the Securities and Exchange Commission upon request.

10.E Copy of policy summary and related documents pertaining to a life insurance policy for Alan C. Jones, President of the registrant (incorporated by reference to Exhibit 10-E to the registrant's Form 10-K for the fiscal year ended September 28, 1990).

10.F1 Copy of sublease agreement for Coos Bay store dated February 28, 1991, between the registrant and Raymond Nidiffer, a director of the registrant (incorporated by reference to Exhibit 10-I19 to the registrant's Form 10-K for the fiscal year ended September 27,
         1991).

10.F2. Copy of sublease agreement for Arcata store dated August 11, 1977, between the registrant and Raymond L. Nidiffer, a director of the registrant (incorporated by reference to Exhibit 10-Q2 of the registrant's registration statement on Form S-2, No. 33-26631).

10.F3.   Copy of sublease agreement for Gold Beach store dated
         July 6, 1979, between the registrant and Raymond L.
         Nidiffer, a director of the registrant (incorporated by reference to Exhibit 10-Q3 of the registrant's registration statement on Form S-2, No. 33-26631).

10.F4. Copy of assignment of lease and related documents for Mt. Shasta store between the registrant and C & K Market, Inc., an affiliate of Raymond L. Nidiffer, a director of the registrant (incorporated by reference to Exhibit 10-Q4 of the registrant's registration statement on Form S-2, No. 33-26631).

10.F5. Copy of sublease agreement for Rogue River store dated June 25, 1976, between the registrant and Raymond L. Nidiffer, a director of the registrant (incorporated by reference to Exhibit 10-Q5 of the registrant's registration statement on Form S-2, No. 33-26631).

10.F6. Copy of lease agreement for Coos Bay store dated February 28, 1991, between the registrant and Raymond L. Nidiffer, a director of the registrant (incorporated by reference to Exhibit 10-I20 to the registrant's Form 10-K for the fiscal year ended September 27, 1991).

10.F7. Copy of loan guaranties dated June 12, 1980 and September 30, 1988 given by registrant for the benefit of C & K Market, Inc. an affiliate of Raymond L. Nidiffer, a director of the registrant (incorporated by reference to Exhibit 10-I12 to the registrant's Form 10-K for the fiscal year ended September 30, 1989).

10.F8. Copy of stock purchase agreement dated as of June 20, 1994, between the registrant and C&K Market, Inc., an affiliate of Raymond L. Nidiffer, a director of registrant.

10.G1 Copy of sublease agreement for Aloha store dated January 3, 1994 between the registrant and CTD, L.L.C., a limited liability company controlled by Craig Danielson, a director of the registrant (incorporated by reference to Exhibit 10.E to the registrant's
         Form 10-Q for the quarterly period ended April 1, 1994).

10.G2. Copy of sublease agreement for Tigard store dated January 3, 1994 between the registrant and CTD, L.L.C., a limited liability company controlled by Craig Danielson, a director of the registrant (incorporated by reference to Exhibit 10.D to the registrant's
         Form 10-Q for the quarterly period ended April 1, 1994).

10.G3. Copy of sublease agreement for Sandy store dated May 4, 1994 between the registrant and Dan Inc Oregon, a corporation controlled by Craig Danielson, a director of the registrant.

10.G4 Copy of Asset Purchase and Sale Agreement dated May 4, 1994 for Sandy store between the registrant and Dan Inc Oregon, a corporation controlled by Craig Danielson, a director of the registrant.

10.G5 Copy of Asset Purchase and Sale Agreement dated January 3, 1994 for Aloha and Tigard stores between the registrant and CTD, L.L.C., a limited liability company controlled by Craig Danielson, a director of the registrant (incorporated by reference to Exhibit 10.C to the registrant's Form 10-Q for the quarterly period ended April 1, 1994).

10.H. Copy of sublease agreement for Orland store dated August 19, 1994 between the registrant and Gil's Supermarkets, Inc., a corporation controlled by Gil Foster, a director of the registrant.

10.I Copy of executive compensation agreement dated March 1, 1991 (incorporated by reference to Exhibit 10-T to the registrant's Form 10-K for the fiscal year ended September 27, 1991).

10.J Copy of registrant's executive deferred compensation plan (incorporated by reference to Exhibit 10-U to the registrant's Form 10-K for the fiscal year ended September 27, 1991).

11.      This number not used.

12.      Statement of Computation of Ratio of Adjusted Income to Fixed
         Charges.

13-20.   These numbers not used.

21.      Subsidiaries of the registrant.

22-26.   These numbers not used.

27.      Financial Data Schedules.

28.      Copy of schedule P of the annual statement for Grocers
         Insurance Company, a subsidiary of the registrant, as filed with the State Insurance Departments where the company operates, for the year ended December 31, 1993.(P)