Form 10-K/A
period 1994-09-30
UNITED GROCERS INC /OR/
filed 1995-01-27
CIK 225966

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                               FORM 10-K/A
                             Amendment No. 1
                                    to
                   Annual Report Pursuant to Section 13
              or 15(d) of the Securities Exchange Act of 1934


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

      The undersigned registrant hereby amends Item 7 of its Annual Report on Form 10-K for the fiscal year ended September 30, 1994, as follows:

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

CASH FLOW FROM FINANCING ACTIVITIES

      In 1994, the Company provided $13.3 million from its financing activities by increasing its levels of senior debt to fund its operations.

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

                                SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            UNITED GROCERS, INC.
                                                  (Registrant)



Dated:    January 5, 1995                 By:  /s/ John W. White

                                                John W. White
                                                Vice President