Form 10-K/A
period 1994-09-30
UNITED GROCERS INC /OR/
filed 1995-02-09
CIK 225966

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                               FORM 10-K/A
                             Amendment No. 2
                                    to
                   Annual Report Pursuant to Section 13
              or 15(d) of the Securities Exchange Act of 1934


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

      The undersigned registrant hereby amends Item 5 of its Annual Report on Form 10-K for the fiscal year ended September 30, 1994, as follows:

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

     There is no market for United's Common Stock, which is non-transferable. The approximate number of holders of United's Common Stock as of December 15, 1994, was 250.

     United's earnings are distributed only in the form of patronage dividends. Accordingly, no earnings are available for the purpose of paying dividends on Common Stock.

     United's Common Stock is not transferable and is not negotiable. Under United's Bylaws all shares of United's Common Stock are sold at adjusted book value and, upon a member's death, retirement, voluntary withdrawal, expulsion or cessation of purchases from United, will be repurchased by United at adjusted book value as determined by United's annual audited balance sheet as of the end of each fiscal year, effective the following January 1. Adjusted book value per share is computed by subtracting from total members' equity, stock to be issued from patronage and paid-in capital on such stock and undistributed equity from investments accounted for on the equity method, net of the tax effect, and dividing the resulting amount by shares outstanding at fiscal year end (as restated for any stock splits, stock dividends or similar changes). United's Bylaws provide that the repurchase price for any shares over and above the number of shares the member was required to purchase as a condition of membership for a retail store or stores may, in the discretion of United's board of directors, be paid in 20 quarterly installments with interest at the same rate being paid from time to time (presently 6.5%) on United's Capital Investment Notes then being offered or in such other manner as the board of directors may from time to time determine.

     United's board of directors has adopted a policy, subject to change without notice, requiring United to repurchase on request the number of shares a member owns in excess of 4,000. The excess shares are repurchased over a five-year period at the current adjusted book value each year, payable in cash.

     United's obligation to repurchase the shares of members is subject to the general limitations imposed by the Oregon Business Corporation Act that United may not purchase shares if, after giving the purchase effect, United would not be able to pay its debts as they become due in the usual course of business or United's total assets would be less than its total liabilities.

                                SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            UNITED GROCERS, INC.
                                                  (Registrant)



Dated:    February 8, 1995                 By:  /s/ John W. White

                                                John W. White
                                                Vice President