Form 10-Q
period 1994-12-30
UNITED GROCERS INC /OR/
filed 1995-02-13
CIK 225966

                   UNITED GROCERS, INC., AND SUBSIDIARIES



                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                  FORM 10-Q




              Quarterly report pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934





              For the Quarterly period ended December 30, 1994
                       Commission File Number 2-60487


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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]     No   [ ].

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date. 627,924 shares of common stock, $5 par value as of February 10, 1995.

                       Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

     The following unaudited consolidated financial statements of United Grocers, Inc., and subsidiaries for the periods ended December 30, 1994 and December 31, 1993, include all adjustments which management considers necessary for a fair presentation of the results for the interim periods.
All adjustments to prior period figures are for the purpose of making the results comparable and are of a normal recurring nature. Any changes in accounting methods not of a normal recurring nature are separately disclosed.

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

                   UNITED GROCERS, INC., AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                  December 30, 1994, and September 30, 1994

                                            (Unaudited)      (Audited)
ASSETS                                        12/30/94       09/30/94
                                            ------------   ------------
CURRENT ASSETS:
 Cash and cash equivalents                  $ 13,635,393   $ 12,984,028
 Investments                                  41,051,094     36,939,578
 Accounts and notes receivable                54,932,471     60,290,461
 Inventories                                  77,499,755     74,307,422
 Other current assets                          8,001,769      5,367,295
 Deferred income taxes                         2,811,914      2,811,914
                                            ------------   ------------
 Total current assets                        197,932,396    192,700,698
                                            ------------   ------------
NON-CURRENT ASSETS:
 Notes receivable                             31,256,240     33,155,543
 Investment in affiliated companies            7,832,484      7,832,484
 Other receivables and investments             5,744,767      6,899,133
 Other non-current assets                      9,737,156      7,730,575
                                            ------------   ------------
 Total non-current assets                     54,570,647     55,617,735
                                            ------------   ------------
PROPERTY, PLANT AND EQUIPMENT -
 (Net of accumulated depreciation)            59,924,185     58,517,120
                                            ------------   ------------
 TOTAL                                      $312,427,228   $306,835,553
                                            ============   ============

                   UNITED GROCERS, INC., AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                  DECEMBER 30, 1994, and SEPTEMBER 30, 1994
                                 (continued)


                                             (Unaudited)     (Audited)
LIABILITIES AND MEMBERS' EQUITY               12/30/94        09/30/94
                                            ------------   ------------
CURRENT LIABILITIES:
 Notes payable - bank                       $ 46,942,102   $ 31,020,667
 Accounts payable                             58,659,198     64,629,410
 Insurance reserves                           34,116,374     32,038,408
 Compensation and taxes payable                3,023,386      2,952,534
 Other accrued expenses                        4,232,744      3,159,900
 Members' patronage payable                      910,000      6,865,736
 Current installments on
      long-term liabilities                    6,760,758      6,776,197
                                            ------------   ------------
 Total current liabilities                   154,644,562    147,442,852
                                            ------------   ------------

LONG-TERM LIABILITIES                        112,610,745    114,669,266
                                            ------------   ------------
DEFERRED INCOME TAXES                          3,744,109      3,744,109
                                            ------------   ------------
DEFERRED INCOME                                  554,469        554,469
                                            ------------   ------------
MEMBERS' EQUITY:
 Common stock (Authorized, 10,000,000
      shares at $5.00 par value;issued
      and outstanding, 612,702 shares at
      December 30, 1994 and 619,881 shares
      at September 30, 1994)                   3,293,007      3,256,080
 Additional paid-in capital                   22,559,380     22,472,564
 Retained earnings                            15,020,956     14,696,213
                                            ------------   ------------
 Total members' equity                        40,873,343     40,424,857
                                            ------------   ------------
 TOTAL                                      $312,427,228   $306,835,553
                                            ============   ============

                    UNITED GROCERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME

                                              (Unaudited)

                                        Quarter          Quarter
                                         Ended            Ended
                                      12/30/1994       12/31/1993
                                      ------------    ------------
Net sales and operations              $243,288,734    $229,399,822
                                      ------------    ------------
Costs and expenses:
 Cost of sales                         207,493,311     195,195,792
 Operating expenses                     24,288,709      23,929,411
 Selling and administrative expenses     2,370,275       2,439,540
 Depreciation                            1,387,178       1,303,129
 Interest:
     Interest expense                    2,459,753       2,130,365
     Interest income                       866,478       1,138,635
                                      ------------    ------------
         Interest expense, net           1,593,275         991,730
                                      ------------    ------------
 Total cost and expenses               237,132,748     223,859,602
                                      ------------    ------------
Income before members' allowances, patronage
 dividends and income taxes              6,155,986       5,540,220

Members' allowances                      3,866,201       3,546,359
Members' patronage dividends             1,400,000       1,300,000
                                      ------------    ------------
Income before income taxes                 889,785         693,861

Provision for income taxes                 373,476         245,400
                                      ------------    ------------
 Net Income                           $    516,309    $    448,461
                                      ============    ============

                   UNITED GROCERS, INC., AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                     Three months ended
                                                ----------------------------
                                                December 30     December 31
CASH FLOWS FROM OPERATING ACTIVITIES:              1994             1993
                                                ------------    ------------
   Net income                                   $    516,309    $  448,461
   Adjustments to reconcile net income to
    net cash provided by (used in)
     operating activities:
      Depreciation                                 1,387,178     1,303,129
      Provision for doubtful accounts
      and notes                                      506,992       506,688
      Patronage dividends payable in
      common stock                                   793,776       853,325
      (Gain)loss on sale of assets               (    67,789)  (    52,479)

      Decrease (increase) in non-cash
      current assets:
      Accounts and notes receivable                5,357,990  (  6,629,603)
      Inventories                               (  3,192,333) (  2,289,122)
      Other current assets                      (  9,581,692) (  2,879,823)
      Increase (decrease) in non-cash
      current liabilities:
      Accounts payable and insurance
           reserves                             (  3,892,246) (  2,800,067)
      Compensation and taxes payable                  70,852  (    228,266)
      Other accrued expenses                       1,072,844  (     45,181)
      Members' patronage and other
           refunds                              (  5,955,736) (  6,369,927)
      Decrease (increase) in non-current
         other assets                           (    852,215) (    594,324)
                                                 ------------  ------------
   Net cash provided by (used in)
         operating activities                   ( 13,836,070) ( 18,777,189)
                                                 ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Loans to members                              ( 5,115,806) (  7,467,671)
   Collections on loans to members                 3,609,748     1,607,567
   Proceeds from sale of member loans              2,898,369        50,000
   Sale and redemption of investments              4,433,139       164,258
   Purchase of investments                       ( 1,597,437) (  3,034,814)
   Sale of property/plant/equipment                   23,546       146,756
   Purchase-property/plant/equipment             ( 2,750,000) (  2,356,839)
                                                 ------------  ------------
   Net cash provided by (used in)
   investing activities                            1,501,559  ( 10,890,743)
                                                 ------------  ------------

                   UNITED GROCERS, INC., AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Continued)

                                 (Unaudited)
                                                     Three months ended
                                                ----------------------------
                                                December 30     December 31
                                                   1994             1993
                                                ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Sale of common stock                               11,400       409,944
   Repurchase of common stock                    (   872,999) (    335,809)
   Proceeds of long-term liabilities:
      Revolving bank lines of credit             225,900,000   189,800,000
      Other loans                                  4,215,691           -0-
      Redeemable notes and certificates            3,600,600     3,155,200
   Repayment of long-term liabilities:
      Revolving bank lines of credit            (209,850,405) (160,151,392)
      Mortgages and notes                        ( 4,593,338) (    669,346)
      Redeemable notes and certificates          ( 5,425,073) (  6,268,128)
                                                 ------------  ------------
   Net cash provided by (used in)
      financing activities                        12,985,876    25,940,469
                                                 ------------  ------------
   Net increase (decrease) in cash and
      cash equivalents                               651,365  (  3,727,463)
Cash and cash equivalents, beginning of year      12,984,028    18,807,473
                                                 ------------  ------------
Cash and cash equivalents, end of quarter       $ 13,635,393  $ 15,080,010
                                                 ============  ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three months ended December 30, 1994 ("1995") compared to three months ended December 31, 1993 ("1994").

RESULTS OF OPERATIONS

OVERVIEW

     In 1995, net sales and operations increased 6.1% to 243.3 million. This compares to a 7.1% increase in 1994 to $229.4 million. Net income before member allowances, patronage dividends, and income taxes increased 0.7 million to $6.2 million (2.5% of sales). This compares to a net income of $5.5 million (2.4% of sales) in 1994.

     During 1995, the increase in net sales and operations was due primarily to higher unit volume in the distribution segment, offsetting decreased written premiums in the insurance segment, and lower sales volume from the retail store operations. Profitability improved due to the increase in unit volume, as well as lower retail store losses. Offsetting these improvements were higher loss ratios in the insurance segment and increased member allowances.


NET SALES AND OPERATIONS

     Warehouse and Cash & Carry distribution segment sales increased 6.3% to $226.3 million. Warehouse sales increased 4.5 % reflecting higher unit volume. Cash & Carry sales increased 16.0%, due to higher unit volumes (10.3%) and sales at new units (4.1%).

     Insurance segment's net premiums, commissions and fees increased 7.1% in 1995 to $5.6 million, primarily due to reductions in reinsurance expenses and favorable changes in unearned premium reserves.

COSTS AND EXPENSES

     In 1995, total costs and expenses increased $13.3 million to 237.1 million (97.5 of sales). This compares to $223.9 million (97.6% of sales) in 1994. The components of costs and expenses are outlined below:


     Costs and Expenses as a Percent of Net Sales and Operations:
For the Three months ended:
                                        12/30/94     12/31/93
                                        --------     --------
      Cost of Sales                       85.3         85.1
      Operating expenses                  10.0         10.4
      Selling and administrative
        expenses                           1.0          1.1
      Depreciation and amortization        0.6          0.6
      Interest expense, net                0.7          0.4
         Total                            97.5         97.6

      Cost of sales as a percent of net sales and operations increased to 85.3% in 1995 from 85.1% in 1994 primarily due to increased loss ratios offset by increased sales mix towards Cash & Carry and perishable departments.

      Operating expenses as a percent of net sales and operations decreased 0.4% to 10.0% in 1995 due to decreased operating expenses in the retail store operations and higher unit volume.

MEMBER ALLOWANCES AND PATRONAGE DIVIDENDS

      In 1995, member allowances and patronage dividends were $5.3 million (2.2% of sales). This compares to $4.8 million (2.1% of sales) in 1994. The increase is due to higher member allowances.

NET INCOME AND INCOME TAXES

      Net income after member allowances, patronage dividends, and before taxes was $0.9 million (0.4% of sales) in 1995 compared to $0.7 million (0.3% of sales) in 1994. Net income after taxes was $0.5 million (0.2% of sales) compared to $0.4 million (0.2% of sales) in 1994.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

      In 1995, the Company used $13.8 million in cash in its operations, an decrease of $4.9 million in cash used compared to 1994. Merchandise inventories increased primarily due to increased volume.

      At the beginning of the prior fiscal year, the Company adopted FASB #113 (Accounting for Reinsurance Contracts). The adoption of this change had the effect of increasing accounts receivable by $2.4 million, other current assets by $1.5 million and accounts payable by $3.9 million.

CASH FLOWS FROM INVESTING ACTIVITIES

      In 1995, the Company received $1.5 million in cash in investing activities. This compares to the $10.9 million in cash used by investing activities in 1994. The main components of the shift in the cash flow from investing activities was the $2.9 million increase in sale of members loans, and increase in the sale of investments.

CASH FLOWS FROM FINANCING ACTIVITIES

      In 1995, the Company's financing activities provided $13.0 million in cash compared to $25.9 million in 1994. Cash was primarily provided through the utilization of the Company's bank credit lines.

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

Date:  February 10, 1995              UNITED GROCERS, INC.
                                      (Registrant)

                                      By    /s/ John W. White
                                         John W. White
                                         Vice President
                                         (Principal Accounting Officer)