Form 10-K/A
period 1994-09-30
UNITED GROCERS INC /OR/
filed 1995-03-01
CIK 225966

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                               FORM 10-K/A
                             Amendment No. 3
                                    to
                   Annual Report Pursuant to Section 13
              or 15(d) of the Securities Exchange Act of 1934


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

      The undersigned registrant hereby amends Part II, Item 8, of its Annual Report on Form 10-K for the fiscal year ended September 30, 1994, as follows:

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


DeLap, White & Raish

Portland, Oregon
November 30, 1994, except
for Members' equity disclosure
and Note 1.o., as to which
the date is February 28, 1995

                    UNITED GROCERS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1994 AND OCTOBER 1, 1993


                                   ASSETS

                                                  1994           1993
                                              ------------   ------------
Current assets:
 Cash and cash equivalents                    $ 12,984,028   $ 18,807,473
 Investments maintained
   for insurance reserves (Note 1.f. & 2)       36,939,578     34,397,583
 Accounts and notes receivable
  (Note 3 & 12)                                 60,290,461     44,008,137
 Inventories (Note 1.d. & 4)                    74,307,422     73,866,416
 Other current assets (Note 12)                  5,367,295      4,724,764
 Deferred income taxes (Note 7 & 8)              2,811,914      2,823,829
                                              ------------    -----------

      Total current assets                     192,700,698    178,628,202
                                              ------------    -----------


Non-current assets:
 Notes receivable (Note 3)                      33,155,543     33,250,562
 Investment in affiliated
  companies (Note 1.c. & 17)                     7,832,484      1,929,929
 Other receivables and investments               6,899,133      8,875,247
 Other non-current assets (Note 5)               7,730,575      3,156,301
                                                ----------     ----------

      Total non-current assets                  55,617,735     47,212,039
                                                ----------     ----------


Property, plant and equipment - (net
 of accumulated depreciation) (Note 6)          58,517,120     59,501,356
                                                ----------     ----------

      Total                                   $306,835,553   $285,341,597
                                              ============   ============














The accompanying notes are an integral part of this financial statement.

                       LIABILITIES AND MEMBERS' EQUITY

                                                  1994           1993
                                              ------------   ------------
Current liabilities:
 Notes payable - bank (Note 10)               $ 31,020,667   $ 24,730,400
 Accounts payable (Note 12)                     64,629,410     59,133,838
 Insurance reserves supported
   by investments (Note 1.f., 2 and 12)         32,038,408     32,515,397
 Compensation and taxes payable                  2,952,534      2,688,137
 Other accrued expenses                          3,159,900      3,712,105
 Members' patronage payable                      6,865,736      7,214,927
 Current installments on long-term
  liabilities (Note 11)                          6,776,197      6,814,221
                                               -----------    -----------
      Total current liabilities                147,442,852    136,809,025
                                               -----------    -----------
Long-term liabilities (Note 11)                114,669,266    105,539,231
                                               -----------    -----------
Deferred income taxes (Note 7 & 8)               3,744,109      3,281,135
                                               -----------    -----------
Deferred income (Note 15)                          554,469        599,804
                                               -----------    -----------
Members' equity (Members' equity is
subject to redemption due to the
occurrence of certain events, e.g.,
termination of membership.  See Note 1.o.):
 Common stock (authorized, 10,000,000
  shares at $5.00 par value; issued
  and outstanding, 619,881 shares in
  1994 and 632,312 shares in 1993)
  (shares owned by a member in excess
  of 4,000 are subject to repurchase, see
  Common Stock Note below, and Note 1.o.)        3,256,080      3,285,755
 Additional paid-in capital                     22,472,564     21,006,563
 Retained earnings                              14,696,213     14,820,084
                                               -----------    -----------
      Total members' equity                     40,424,857     39,112,402
                                               -----------    -----------
Commitments and contingencies (Note 19)

      Total                                   $306,835,553   $285,341,597
                                              ============   ============


Common stock note:
 At September 30, 1994, and October 1,
  1993, there were 22,409 and
  20,920 shares, respectively, subject
  to repurchase in the amount of
  $1,227,313 and $1,128,425, respectively.
  At September 30, 1994, and October 1,
  1993, there were 2,869 and 4,551 shares, respectively, held for possible redemption in the amount of $163,533 and $245,481, respectively.

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

     o.   Common stock

          United's common stock is not transferable and is not negotiable. Under United's Bylaws, all shares of United's common stock are sold at adjusted book value and, upon a member's death, retirement, voluntary withdrawal, expulsion, or cessation of purchases from United, will be repurchased by United at adjusted book value as determined by United's annual audited balance sheet as of the end of each fiscal year, effective the following January 1. Adjusted book value per share is computed by subtracting from total members' equity, stock to be issued from patronage and paid-in capital on such stock and undistributed equity from investments accounted for on the equity method, net of the tax effect, and dividing the resulting amount by shares outstanding at fiscal year end (as restated for any stock splits, stock dividends, or similar changes). United's Bylaws provide that the repurchase price for any shares over and above the number of shares the member was required to purchase as a condition of membership for a retail store or stores may, in the discretion of United's board of directors, be paid in 20 quarterly installments with interest at the same rate being paid from time to time (presently 6.5%) on United's Capital Investment Notes then being offered or in such other manner as the board of directors may from time to time determine.

          United's board of directors has adopted a policy, subject to change without notice, requiring United to repurchase upon request the number of shares a member owns in excess of 4,000. The excess shares are repurchased over a five-year period at the current adjusted book value each year, payable in cash.

          United's obligation to repurchase the shares of members is subject to the general limitations imposed by the Oregon Business Corporation Act that United may not purchase shares if, after giving the purchase effect, United would not be able to pay its debts as they became due in the normal course of business, or United's total assets would be less than its total liabilities.

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

                                            UNITED GROCERS, INC.
                                                  (Registrant)



Dated:    March 1, 1995                 By:  /s/ John W. White

                                                John W. White
                                                Vice President