Form 10-Q/A
period 1994-12-30
UNITED GROCERS INC /OR/
filed 1995-03-01
CIK 225966

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                 FORM 10-Q/A





                               Amendment No. 1
                                     to
              Quarterly Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934





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

          The undersigned registrant hereby amends Item 1 of its Quarterly Report on Form 10-Q for the quarterly period ended December 30, 1994, as follows:

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

                   UNITED GROCERS, INC., AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                  December 30, 1994, and September 30, 1994

                                            (Unaudited)      (Audited)
ASSETS                                        12/30/94       09/30/94
                                            ------------   ------------
CURRENT ASSETS:
 Cash and cash equivalents                  $ 13,635,393   $ 12,984,028
 Investments maintained for
   insurance reserves                         41,051,094     36,939,578
 Accounts and notes receivable                54,932,471     60,290,461
 Inventories                                  77,499,755     74,307,422
 Other current assets                          8,001,769      5,367,295
 Deferred income taxes                         2,811,914      2,811,914
                                            ------------   ------------
 Total current assets                        197,932,396    192,700,698
                                            ------------   ------------
NON-CURRENT ASSETS:
 Notes receivable                             31,256,240     33,155,543
 Investment in affiliated companies            7,832,484      7,832,484
 Other receivables and investments             5,744,767      6,899,133
 Other non-current assets                      9,737,156      7,730,575
                                            ------------   ------------
 Total non-current assets                     54,570,647     55,617,735
                                            ------------   ------------
PROPERTY, PLANT AND EQUIPMENT -
 (Net of accumulated depreciation)            59,924,185     58,517,120
                                            ------------   ------------
 TOTAL                                      $312,427,228   $306,835,553
                                            ============   ============

                   UNITED GROCERS, INC., AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                  DECEMBER 30, 1994, and SEPTEMBER 30, 1994
                                 (continued)


                                             (Unaudited)     (Audited)
LIABILITIES AND MEMBERS' EQUITY               12/30/94        09/30/94
                                            ------------   ------------
CURRENT LIABILITIES:
 Notes payable - bank                       $ 46,942,102   $ 31,020,667
 Accounts payable                             58,659,198     64,629,410
 Insurance reserves supported by
   investments                                34,116,374     32,038,408
 Compensation and taxes payable                3,023,386      2,952,534
 Other accrued expenses                        4,232,744      3,159,900
 Members' patronage payable                      910,000      6,865,736
 Current installments on
      long-term liabilities                    6,760,758      6,776,197
                                            ------------   ------------
 Total current liabilities                   154,644,562    147,442,852
                                            ------------   ------------

LONG-TERM LIABILITIES                        112,610,745    114,669,266
                                            ------------   ------------
DEFERRED INCOME TAXES                          3,744,109      3,744,109
                                            ------------   ------------
DEFERRED INCOME                                  554,469        554,469
                                            ------------   ------------
MEMBERS' EQUITY (Members' Equity is
subject to redemption due to the
occurrence of certain events, e.g.,
termination of membership):
 Common stock (Authorized, 10,000,000
      shares at $5.00 par value;issued
      and outstanding, 612,702 shares at
      December 30, 1994 and 619,881 shares
      at September 30, 1994) (Shares owned by
      a member in excess of 4,000 are subject
      to repurchase.  See Note below.)         3,293,007      3,256,080
 Additional paid-in capital                   22,559,380     22,472,564
 Retained earnings                            15,020,956     14,696,213
                                            ------------   ------------
 Total members' equity                        40,873,343     40,424,857
                                            ------------   ------------
 TOTAL                                      $312,427,228   $306,835,553
                                            ============   ============

Common Stock Note: 22,409 shares are subject to repurchase at December 30, 1994 and September 30, 1994 in the amount of $1,277,213. At December 30, 1994 and September 30, 1994 there were 2,869 shares held for possible redemption in the amount of $163,533.

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

                   UNITED GROCERS, INC., AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Continued)

                                 (Unaudited)
[CAPTION]
                                                     Three months ended
                                                ----------------------------
                                                December 30     December 31
                                                   1994             1993
                                                ------------    ------------
[S]                                             [C]             [C]
CASH FLOWS FROM FINANCING ACTIVITIES:

   Sale of common stock                               11,400       409,944
   Repurchase of common stock                    (   872,999) (    335,809)
   Proceeds of long-term liabilities:
      Revolving bank lines of credit             225,900,000   189,800,000
      Other loans                                  4,215,691           -0-
      Redeemable notes and certificates            3,600,600     3,155,200
   Repayment of long-term liabilities:
      Revolving bank lines of credit            (209,850,405) (160,151,392)
      Mortgages and notes                        ( 4,593,338) (    669,346)
      Redeemable notes and certificates          ( 5,425,073) (  6,268,128)
                                                 ------------  ------------
   Net cash provided by (used in)
      financing activities                        12,985,876    25,940,469
                                                 ------------  ------------
   Net increase (decrease) in cash and
      cash equivalents                               651,365  (  3,727,463)
Cash and cash equivalents, beginning of year      12,984,028    18,807,473
                                                 ------------  ------------
Cash and cash equivalents, end of quarter       $ 13,635,393  $ 15,080,010
                                                 ============  ============
[/TABLE]

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 1, 1995                  UNITED GROCERS, INC.
                                      (Registrant)


                                      By    /s/ John W. White
                                         John W. White
                                         Vice President
                                         (Principal Accounting Officer)