Form 10-Q/A
period 1994-12-30
UNITED GROCERS INC /OR/
filed 1995-03-20
CIK 225966

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                 FORM 10-Q/A





                               Amendment No. 2
                                     to
              Quarterly Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934





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

          The undersigned registrant hereby amends Item 6 of its Quarterly Report on Form 10-Q for the quarterly period ended December 30, 1994, as follows:

                         Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits.  Exhibit 27--Financial Data Schedules.

          (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 20, 1995                 UNITED GROCERS, INC.
                                      (Registrant)


                                      By   /s/ George P. Fleming
                                         George P. Fleming
                                         Assistant Secretary