Form 10-Q
period 1995-03-31
UNITED GROCERS INC /OR/
filed 1995-05-15
CIK 225966

                    UNITED GROCERS, INC., AND SUBSIDIARIES



                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-Q




               Quarterly report pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934





                 For the Quarterly period ended March 31, 1995
                        Commission File Number 2-60487


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

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date. 627,764 shares of common stock, $5 par value as of May 10, 1995.

                        Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

    The following unaudited consolidated financial statements of United Grocers, Inc., and subsidiaries for the periods ended March 31, 1995 and April 1, 1994, include all adjustments which management considers necessary for a fair presentation of the results for the interim periods. All adjustments to prior period figures are for the purpose of making the results comparable and are of a normal recurring nature. Any changes in accounting methods not of a normal recurring nature are separately disclosed.

    In the last quarter of 1993-94 the Company adopted FASB #113 (Accounting for Reinsurance Contracts). This change on the balance sheet had the effect of grossing up amounts related to reinsurance rather than netting them. There was no effect to the income statement.

    In the second quarter of 1994-95 the Company adopted FASB #115 (Accounting for Certain Investments in Debt and Equity Securities). This change on the balance sheet had the effect of increasing current assets and equity by $116,006. There was no effect to the income statement.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Grocers Insurance Group, Inc., Grocers Insurance Agency, Inc., UGIC, Ltd., Grocers Insurance Company (formerly United Employers Insurance Co.), United Workplace Consultants, Inc., U.G. Resources, Inc., United Resources, Inc., BAT Enterprises, Inc., Western Passage Express, Inc., United Store Development, Ltd., Premier Consulting, Inc. (formerly Employee Management Services, Inc.), Western Security Services, Inc., Affiliated General Agency, Inc., Rich and Rhine, Inc. and Northwest Process, Inc. All intercompany balances and transactions have been eliminated upon consolidation.

                    UNITED GROCERS, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1995 and SEPTEMBER 30, 1994


                                                 (Unaudited)         (Audited)
ASSETS                                               3/31/95          09/30/94
                                                ------------      ------------

CURRENT ASSETS:
  Cash and cash equivalents                     $ 15,232,403      $ 12,984,028
  Investments maintained for
    insurance reserves                            41,223,537        36,939,578
  Accounts and notes receivable                   56,556,390        60,290,461
  Inventories                                     79,143,822        74,307,422
  Other current assets                             5,973,714         5,367,295
  Deferred income taxes                            2,942,855         2,811,914
                                                ------------      ------------
  Total current assets                           201,072,721       192,700,698
                                                ------------      ------------
NON-CURRENT ASSETS:
  Notes receivable                                29,748,664        33,155,543
  Investment in affiliated companies               7,872,484         7,832,484
  Other receivables and investments                8,607,306         6,899,133
  Other non-current assets                        10,809,990         7,730,575
                                                ------------      ------------
  Total non-current assets                        57,038,445        55,617,735
                                                ------------      ------------
PROPERTY, PLANT AND EQUIPMENT -
  (Net of accumulated depreciation)               61,732,413        58,517,120
                                                ------------      ------------
  TOTAL                                         $319,843,579      $306,835,553
                                                ============      ============

                    UNITED GROCERS, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1995 and SEPTEMBER 30, 1994
                                  (continued)


                                                 (Unaudited)         (Audited)
LIABILITIES AND MEMBERS' EQUITY                    3/31/95           09/30/94
                                                ------------      ------------
CURRENT LIABILITIES:
  Notes payable - bank                          $ 35,600,751      $ 31,020,667
  Accounts payable                                60,392,331        64,629,410
  Insurance reserves supported by
    investments                                   35,317,038        32,038,408
  Compensation and taxes payable                   3,535,054         2,952,534
  Other accrued expenses                           4,471,385         3,159,900
  Members' patronage payable                       1,482,000         6,865,736
  Current installments on
    long-term liabilities                          6,636,106         6,776,197
                                                ------------      ------------
  Total current liabilities                      147,434,665       147,442,852
                                                ------------      ------------

LONG-TERM LIABILITIES                            126,961,218       114,669,266
                                                ------------      ------------
DEFERRED INCOME TAXES                              3,871,793         3,744,109
                                                ------------      ------------
DEFERRED INCOME                                      531,802           554,469
                                                ------------      ------------
MEMBERS' EQUITY  (Members' Equity is
subject to redemption due to the
occurrence of certain events, e.g.,
termination of membership):
  Common stock (Authorized, 10,000,000
       shares at $5.00 par value;issued
       and outstanding, 628,504 shares at
       March 31, 1995 and 619,881 shares
       at September 30, 1994) Shares owned
       by a member in excess of 4,000 are subject
       to repurchase.  See Note below)             3,228,293         3,256,080
  Additional paid-in capital                      22,750,183        22,472,564
  Retained earnings                               14,949,019        14,696,213
  Valuation reserve per FASB 115                     116,606           ---
                                                ------------      ------------
  Total members' equity                           41,044,101        40,424,857
                                                ------------      ------------
  TOTAL                                         $319,843,579      $306,835,553
                                                ============      ============

Common stock note: 19,704 shares are subject to repurchase at March 31, 1995 and 22,409 at September 30, 1994 in the amounts of $1,172,388 and $1,277,213, respectively. At March 31, 1995 and September 30, 1994 there were 1,781 and 2,869 shares, respectively, held for possible redemption in the amounts of $105,970 and $163,533 respectively.

                             UNITED GROCERS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME

      (Unaudited)

                                              QUARTER ENDED               SIX MONTHS ENDED
                                      03/31/95       04/01/94       03/31/95       04/01/94
                                      --------       --------       --------       --------
Net sales and operations            248,139,207    226,615,462    491,427,941    456,015,284
                                    ------------   ------------   ------------   ------------
Costs and expenses:
   Cost of sales                     211,608,245    192,796,346    419,101,556    387,992,138
   Operating expenses                 25,922,869     23,327,467     50,211,578     47,256,878
   Selling and administrative
     expenses                          2,449,193      2,255,207      4,819,468      4,694,747
   Depreciation                        1,516,264      1,413,585      2,903,442      2,716,714
   Interest:
       Interest expense                3,483,151      2,231,965      5,942,904      4,362,330
       Interest income              (  1,388,158)  (    523,778)   ( 2,254,636)  (  1,662,413)
                                    ------------   ------------   ------------   ------------
         Interest expense, net         2,094,993      1,708,187      3,688,268      2,699,917
                                    ------------   ------------   ------------   ------------
   Total cost and expenses           243,591,564    221,500,792    480,724,312    445,360,394
                                    ------------   ------------   ------------   ------------
Income before members' allowances,
  patronage dividends and income
  taxes                                4,547,643      5,114,670     10,703,629     10,654,890

Members' allowances                 (  3,564,092)   ( 3,474,703)  (  7,430,293)  (  7,021,062)
Members' patronage dividends        (    500,000)   (   900,000)  (  1,900,000)  (  2,200,000)
                                    ------------   ------------   ------------   ------------
Income before income taxes               483,551        793,967      1,373,336      1,433,828

Provision for income taxes          (    175,858)   (   231,100)    (  549,334)    (  476,500)
                                    ------------   ------------   ------------   ------------
   Net Income                       $    307,693   $    508,867        824,002        957,328
                                    ============   ============   ============   ============

                            UNITED GROCERS, INC., AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                               SIX MONTHS ENDED
                                                     ----------------  ----------------
                                                             MARCH 31           APRIL 1
CASH FLOWS FROM OPERATING ACTIVITIES:                            1995              1994
                                                         ------------      ------------
   Net income                                           $    824,002        $  957,328
   Adjustments to reconcile net income to
    net cash provided by (used in)
     operating activities:
         Depreciation                                      2,903,442         2,716,714
         Provision for doubtful accounts
         and notes                                         1,012,965         1,012,190
         Patronage dividends payable in
         common stock                                        933,936         1,514,177
         (Gain)loss on sale of assets                    (    51,344)           65,279
         Deferred income taxes                           (     3,257)               -0-
         Decrease (increase) in non-cash
         current assets:
         Accounts and notes receivable                     3,734,071      (  7,635,622)
         Inventories                                    (  4,836,400)        7,587,360
         Other current assets                           (  1,730,757)     (  1,780,350)
         Increase (decrease) in non-cash
         current liabilities:
         Accounts payable and insurance
              reserves                                  (    958,449)     (  1,784,644)
         Compensation and taxes payable                      559,853      (    241,807)
         Other accrued expenses                            1,311,485         2 603,532
         Members' patronage and other
              refunds                                   (  5,383,736)     (  5,784,927)
         Decrease (increase) in non-current
            other assets                                (  3,663,250)     (    495,791)
                                                         ------------      ------------
   Net cash provided by (used in)
            operating activities                        (  5,347,439)     (  1,266,561)
                                                       --------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Loans to members                                      ( 7,712,978)     ( 14,199,135)
   Collections on loans to members                         2,031,071         8,184,508
   Proceeds from sale (buyback) of member loans            8,075,821      (  2,557,064)
   Sale of investments                                     3,986,891           597,493
   Redemption of investments                               3,808,311           847,366
   Purchase of investments                               (11,951,212)     (  5,125,805)
   Sale of property/plant/equipment                          169,546           146,756
   Purchase-property/plant/equipment                     ( 6,288,281)     (  4,322,022)
                                                         ------------      ------------
   Net cash provided by (used in)
   investing activities                                  ( 7,880,831)     ( 16,427,903)
                                                         ------------      ------------

                            UNITED GROCERS, INC., AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Continued)

                                          (Unaudited)
                                                                SIX MONTHS ENDED
                                                     ----------------  ----------------
                                                             MARCH 31           APRIL 1
                                                               1995              1994
                                                         ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Sale of common stock                                       71,400           525,243
   Repurchase of common stock                            ( 1,326,700)     (  1,856,201)
   Proceeds of long-term liabilities:
         Revolving bank lines of credit                  369,400,000       398,700,000
         Mortgages and notes                               3,536,128           700,579
         Redeemable notes and certificates                 7,476,300         8,740,300
   Repayment of long-term liabilities:
         Revolving bank lines of credit                 (353,641,758)     (385,071,328)
         Mortgages and notes                             ( 1,324,052)     (  1,330,946)
         Redeemable notes and certificates               ( 8,714,673)     ( 10,521,846)
                                                         ------------      ------------
   Net cash provided by (used in)
         financing activities                             15,476,645         9,885,801
                                                         ------------      ------------
   Net increase (decrease) in cash and
         cash equivalents                                  2,248,375      (  7,808,663)
Cash and cash equivalents, beginning of year              12,984,028        18,807,473
                                                         ------------      ------------
Cash and cash equivalents, end of quarter               $ 15,232,403      $ 10,998,810
                                                         ============      ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended March 31, 1995 compared to six months ended April 1, 1994

RESULTS OF OPERATIONS

OVERVIEW

    In 1995, net sales and operations increased 7.8% to $491.4 million. This compares to a 5.9% increase in 1994 to $456.0 million. Net income before member allowances, patronage dividends, and income taxes totalled $10.7 million (2.2% of sales) compared to $10.7 million (2.3% of sales).

    During 1995, the increase in net sales and operations was due primarily to higher unit volume in the distribution segment, increased written premiums in the insurance segment, offset by lower volume from the retail store operations. Profitability improved due to the increase in unit volume, as well as lower retail store losses. Offsetting these improvements were increased property and casualty losses, and higher interest expense due to increased borrowing rates.

    In January, the Company purchased the assets of Rich and Rhine, Inc., a convenience store distributor, for $3.4 million, and goodwill of $1.5 million.

    Also, in January, the Company purchased the assets of Commissary Cash & Carry, Inc., a grocery wholesaler, for $1.8 million, and non-compete agreement for $1.0 million.

NET SALES AND OPERATIONS

    Warehouse and Cash & Carry distribution segment sales increased 4.0% to $445.7 million. Warehouse sales increased 1.7 %. Cash & Carry sales increased 13.5% due to higher unit volumes (8.5%) and sales at new units (5.0%).

    Insurance segment net premiums, commissions and fees increased 9.8% in 1995 to $11.3 million, primarily due to increases in written premiums and commissions offset by increased reinsurance premiums ceded.

COSTS AND EXPENSES

    In 1995, total costs and expenses increased $35.4 million to $480.7 million (97.8% of sales). This compares to $445.4 million (97.7% of sales) in 1994. The components of costs and expenses are outlined below:

    Costs and Expenses as a Percent of Net Sales and Operations:
   For the Six months ended:
                                       3/31/95        4/01/94
                                       -------        -------
     Cost of Sales                       85.2           85.1
     Operating expenses                  10.2           10.4
     Selling and administrative
       expenses                           1.0            1.1
     Depreciation and amortization        0.6            0.6
     Interest expense, net                0.8            0.5
                                         ----           ----
        Total                            97.8           97.7

     Cost of sales as a percent of net sales and operations increased to 85.2% in 1995 from 85.1% in 1994 primarily due to increased loss and loss adjustment expenses.

     Operating expenses as a percent of net sales and operations decreased 0.2% to 10.2% in 1995 due to decreased operating expenses in the retail store operations.

MEMBER ALLOWANCES AND PATRONAGE DIVIDENDS

     In 1995, member allowances and patronage dividends were $9.3 million (1.9% of sales). This compares to $9.2 million (2.0% of sales) in 1994. The increase is due to higher volume rebates.

NET INCOME AND INCOME TAXES

     Net income after member allowances, patronage dividends, and before taxes was $1.4 million (0.3% of sales) in 1995 compared to $1.4 million (0.3% of sales) in 1994. Net income after taxes was $0.8 million (0.2% of sales) compared to $1.0 million (0.2% of sales) in 1994.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

     In 1995, the Company used $5.3 million in cash in its operations, an increase of $4.1 million in cash used compared to 1994. Merchandise inventories increased primarily due to increased volume. Other non-current assets increased $3.7 million reflecting increases investments in software assets, the purchase of goodwill in the Rich and Rhine acquisition, and the purchase of a non compete agreement in connection with the acquisition of the Commissary Cash & Carry assets ($1.0 million).

     At the beginning of the prior fiscal year, the Company adopted FASB #113 (Accounting for Reinsurance Contracts). The adoption of this change had the effect of increasing accounts receivable by $2.4 million, other current assets by $1.5 million and accounts payable by $3.9 million.

CASH FLOWS FROM INVESTING ACTIVITIES

     In 1995, the Company used $7.9 million in cash in investing activities. This compares to the $16.4 million in cash used by investing activities in 1994. In 1995, the Company provided $8.1 million in cash from the sale of member loans compared to the use of cash of $2.6 million from buying back member loans in 1994.

CASH FLOWS FROM FINANCING ACTIVITIES

     In 1995, the Company's financing activities provided $15.5 million in cash compared to $11.0 million in 1994. Cash was primarily provided through the utilization of the Company's bank credit lines. Proceeds of mortgages and notes increased $3.5 million primarily due to long term debt associated with the Rich and Rhine and Commissary Cash & Carry acquisitions ($2.5 million), and the issuance of $1.0 million in new residual stock redemption notes.

                          Part II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

          (a)   Exhibits.

    10.1. Agreement for Sale and Purchase of Business Assets between the Company and Commissary Cash & Carry, Inc., a Washington corporation

    10.2. Agreement for Sale and Purchase of Business Assets between the Company and Rich and Rhine, Inc., an Oregon corporation


          (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 11, 1995                    UNITED GROCERS, INC.
                                       (Registrant)

                                       By    /s/ John W. White
                                          John W. White
                                          Vice President
                                          (Principal Accounting Officer)