Form 10-Q
period 1995-06-30
UNITED GROCERS INC /OR/
filed 1995-08-11
CIK 225966

                    UNITED GROCERS, INC., AND SUBSIDIARIES



                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-Q




               Quarterly report pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934





                 For the Quarterly period ended June 30, 1995
                        Commission File Number 2-60487


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

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date. 621,018 shares of common stock, $5 par value as of August 10, 1995.

                        Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

    The following unaudited consolidated financial statements of United Grocers, Inc., and subsidiaries for the periods ended June 30, 1995 and July 1, 1994, include all adjustments which management considers necessary for a fair presentation of the results for the interim periods. All adjustments to prior period figures are for the purpose of making the results comparable and are of a normal recurring nature. Any changes in accounting methods not of a normal recurring nature are separately disclosed.

    In the last quarter of 1993-94 the Company adopted FASB #113 (Accounting for Reinsurance Contracts). This change on the balance sheet had the effect of grossing up amounts related to reinsurance rather than netting them. There was no effect to the income statement.

    In the second quarter of 1994-95 the Company adopted FASB #115 (Accounting for Certain Investments in Debt and Equity Securities). This change on the balance sheet had the effect of increasing current assets and equity by $170,110. There was no effect to the income statement.

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

                    UNITED GROCERS, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 1995 and SEPTEMBER 30, 1994

                                                 (Unaudited)         (Audited)
ASSETS                                               6/30/95          09/30/94
                                                ------------      ------------
CURRENT ASSETS:
  Cash and cash equivalents                     $ 12,967,796      $ 12,984,028
  Investments maintained for
    insurance reserves                            42,763,040        36,939,578
  Accounts and notes receivable                   70,237,532        60,290,461
  Inventories                                     79,832,722        74,307,422
  Other current assets                             2,148,410         5,367,295
  Deferred income taxes                            2,942,855         2,811,914
                                                ------------      ------------
  Total current assets                           210,892,355       192,700,698
                                                ------------      ------------
NON-CURRENT ASSETS:
  Notes receivable                                29,658,664        33,155,543
  Investment in affiliated companies               7,832,484         7,832,484
  Other receivables and investments               10,000,091         6,899,133
  Other non-current assets                        10,698,922         7,730,575
                                                ------------      ------------
  Total non-current assets                        58,190,161        55,617,735
                                                ------------      ------------
PROPERTY, PLANT AND EQUIPMENT
  (Net of accumulated depreciation)               64,581,971        58,517,120
                                                ------------      ------------
  TOTAL                                         $333,664,487      $306,835,553
                                                ============      ============

                    UNITED GROCERS, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 1995 and SEPTEMBER 30, 1994
                                  (continued)

                                                 (Unaudited)         (Audited)
LIABILITIES AND MEMBERS' EQUITY                    6/30/95           09/30/94
                                                ------------      ------------
CURRENT LIABILITIES:
  Notes payable - bank                          $ 45,995,407      $ 31,020,667
  Accounts payable                                58,465,082        64,629,410
  Insurance reserves supported by
    investments                                   35,726,426        32,038,408
  Compensation and taxes payable                   3,385,099         2,952,534
  Other accrued expenses                           6,069,652         3,159,900
  Members' patronage payable                       2,535,000         6,865,736
  Current installments on
    long-term liabilities                          6,511,654         6,776,197
                                                ------------      ------------
  Total current liabilities                      158,688,320       147,442,852
                                                ------------      ------------

LONG-TERM LIABILITIES                            128,135,092       114,669,266
                                                ------------      ------------
DEFERRED INCOME TAXES                              3,871,793         3,744,109
                                                ------------      ------------
DEFERRED INCOME                                      703,139           554,469
                                                ------------      ------------
MEMBERS' EQUITY  (Members' Equity is
subject to redemption due to the
occurrence of certain events, e.g.,
termination of membership):
  Common stock (Authorized, 10,000,000
       shares at $5.00 par value;issued
       and outstanding, 622,222 shares at
       June 30, 1995 and 619,881 shares
       at September 30, 1994) Shares owned
       by a member in excess of 4,000 are subject
       to repurchase.  See Note below)             3,200,881         3,256,080
  Additional paid-in capital                      23,107,329        22,472,564
  Retained earnings                               15,787,823        14,696,213
  Valuation reserve per FASB 115                     170,110           ---
                                                ------------      ------------
  Total members' equity                           42,266,143        40,424,857
                                                ------------      ------------
  TOTAL                                         $333,664,487      $306,835,553
                                                ============      ============

Common stock note: 22,107 shares are subject to repurchase at June 30, 1995 and 22,409 at September 30, 1994 in the amounts of $1,315,367 and $1,277,213 respectively. At June 30, 1995 and September 30, 1994 there were 1,781 and 2,869 shares, respectively, held for possible redemption in the amounts of $105,970 and $163,533 respectively.

                    UNITED GROCERS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME

                                           (Unaudited)

                                    QUARTER ENDED              NINE MONTHS ENDED
                                 06/30/95     07/01/94     06/30/95     07/01/94
                                 --------     --------     --------     --------
Net sales and operations      263,212,128  242,071,225  754,640,069  698,086,509
                              -----------  -----------  -----------  ------------
Costs and expenses:
      Cost of sales           223,060,063  207,381,082  642,161,619  595,373,220
      Operating expenses       26,514,176   24,150,402   76,725,754  71,407,280
Selling and administrative
        expenses                3,186,285    2,278,475    8,005,753   6,973,222
      Depreciation              1,497,860    1,270,273    4,401,302   3,986,987
      Interest:
          Interest expense      3,528,202    2,391,141    9,471,106   6,753,471
          Interest income        (961,271)    (990,576)  (3,215,907) (2,652,989)
                              -----------  -----------  -----------  ----------
          Interest expense, net 2,566,931    1,400,565    6,255,199   4,100,482
                              -----------  -----------  -----------  ----------

    Total costs and expenses  256,825,315  236,480,797  737,549,627 681,841,191
                              -----------  -----------  ----------- -----------

Income before members' allowances,
  patronage dividends and income
  taxes                         6,386,813    5,590,428   17,090,442  16,245,318

Members' allowances            (3,730,293)  (3,749,828) (11,160,586)(10,770,890)
Members' patronage dividends   (1,350,000)  (1,300,000) ( 3,250,000)( 3,500,000)
                              -----------  -----------  ----------- -----------
Income before income taxes      1,305,520      540,600    2,679,856   1,974,428

Provision for income taxes   (    522,609) (   200,000)  (1,071,943) (  676,500)
                              -----------  -----------  ----------- -----------
      Net Income            $    783,911 $    340,600    1,607,913   1,297,928
                              ===========  ===========  =========== ===========

                    UNITED GROCERS, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         NINE MONTHS ENDED
                                              --------------------------------
                                                      JUNE 30           JULY 1
CASH FLOWS FROM OPERATING ACTIVITIES:                    1995             1994
                                                  -----------     ------------
       Net income                              $    1,607,913       $1,297,927
       Adjustments to reconcile net income to
        net cash provided by (used in)
         operating activities:
            Depreciation                            4,401,302        3,986,987
            Provision for doubtful accounts
            and notes                               1,518,698        1,523,261
            Patronage dividends payable in
            common stock                            1,205,978        2,012,017
            (Gain)loss on sale of assets          (    29,508)          65,279
            Deferred income taxes                     145,413              -0-
            Decrease (increase) in non-cash
            current assets:
            Accounts and notes receivable          (9,947,070)      (6,627,953)
            Inventories                            (5,525,300)       2,642,408
            Other current assets                      233,832       (4,593,618)
            Increase (decrease) in non-cash
            current liabilities:
            Accounts payable and insurance
                 reserves                          (2,476,310)      (2,571,740)
            Compensation and taxes payable            432,565          316,698
            Other accrued expenses                  2,909,752        2,991,153
            Members' patronage and other
                 refunds                           (4,330,736)      (4,939,927)
            Decrease (increase) in non-current
               other assets                        (6,069,305)       2,777,798
                                                  -----------     ------------
       Net cash provided by (used in)
               operating activities               (15,922,776)      (1,119,710)
                                               --------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans to members                                (13,453,504)     (17,755,137)
  Collections on loans to members                   7,355,866       14,121,340
  Proceeds from sale (buyback) of member loans      8,075,821         (120,496)
  Sale of investments                               1,898,972        1,171,000
  Redemption of investments                         4,708,311        3,262,139
  Purchase of investments                          (9,269,370)     (10,875,805)
  Sale of property/plant/equipment                    169,546          226,756
  Purchase-property/plant/equipment               (10,612,405)    (  5,181,559)
                                               --------------     ------------
  Net cash provided by (used in)
    investing activities                          (11,126,763)     (15,151,762)
                                               --------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Sale of common stock                                 71,400          525,241
  Repurchase of common stock                       (1,214,115)      (3,121,609)
  Proceeds of long-term liabilities:
       Revolving bank lines of credit             526,700,000      606,400,000
       Mortgages and notes                          3,749,547        1,882,801
       Redeemable notes and certificates           10,842,698       13,353,800
  Repayment of long-term liabilities:
       Revolving bank lines of credit            (499,945,645)    (589,243,207)
       Mortgages and notes                        ( 1,869,013)    (  2,131,276)
       Redeemable notes and certificates         ( 11,301,565)    ( 15,823,947)
                                                  ------------    ------------
  Net cash provided by (used in)
       financing activities                        27,033,307       11,841,803
                                                  -----------     ------------
  Net increase (decrease) in cash and
       cash equivalents                               (16,232)    (  4,429,669)
  Cash and cash equivalents, beginning of year     12,984,028       18,807,473
                                                  -----------     ------------
  Cash and cash equivalents, end of quarter      $ 12,967,796     $ 14,377,804
                                                 ============     ============

Item 2.     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Nine Months ended June 30, 1995 compared to nine months ended July 1, 1994


RESULTS OF OPERATIONS

OVERVIEW

      In 1995, net sales and operations increased 8.1% to $754.6 million. This compares to a 7.4% increase in 1994 to $698.1 million. Net income before member allowances, patronage dividends, and income taxes totaled $17.1 million (2.3% of sales) compared to $16.2 million (2.3% of sales).

      During 1995, the increase in net sales and operations was due primarily to higher unit volume in the distribution segment, increased written premiums in the insurance segment, offset by lower volume from retail store operations. Profitability improved due to the increase in unit volume, and lower retail store operating losses. Offsetting these improvements were increased property and casualty losses, and higher interest expenses due to increased borrowing rates and average debt outstanding.

NET SALES AND OPERATIONS

      Warehouse and Cash & Carry distribution segment sales increased 4.4% to $684.3 million. Warehouse sales increased 2.0%. Cash & Carry sales increased 15.6% due to sales at new units (4.6%), and an increase in same store sales of 11.0%.

      Insurance segment net premiums commissions and fees increased 15.2% in 1995 to $17.1 million, primarily due to increases in written premiums and commissions offset by increased reinsurance premiums ceded.

      In 1995, the company purchased the assets of Rich & Rhine, Inc., a convenience store distributor. Rich & Rhine sales were $19.4 million in 1995, and are included in the company's distribution segment results.

COSTS AND EXPENSES

      In 1995, total costs and expenses increased $55.7 million to $737.5 million (97.7% of sales). This compares to $681.8 million (97.7% of sales) in 1994. The components of costs and expenses are outlined below:




      Costs and Expenses as a Percent of Net Sales and Operations:
For the nine months ended :

                                    6/30/95                 7/1/94
                                    -------                 ------
      Cost of Sales                   85.1                    85.3
      Operating Expenses              10.1                    10.2
      Selling and Administrative
            Expenses                   1.1                     1.0
      Depreciation and
            Amortization               0.6                     0.6
      Interest Expense, net            0.8                     0.6

      Total                           97.7                    97.7

      Cost of Sales as a percent of net sales and operations decreased to 85.1% in 1995 from 85.3% in 1994 primarily due to improved gross margins in the Cash & Carry and retail store operations offset by increased loss and loss adjustment expenses in the insurance segment.

      Operating expenses as a percent of net sales and operations decreased 0.1% to 10.1% in 1995 due to decreased operating expenses in the retail store operations.

      Interest expense, net, increased $2.2 million to $6.3 million (0.8% of sales) in 1995. The increased interest expense was caused by increased bank borrowing rates, and increased borrowings to support the company's operations and investment activities.

MEMBER ALLOWANCES AND PATRONAGE DIVIDENDS

      In 1995, member allowances and patronage dividends were $14.4 million (1.9% of sales). This compares to $14.3 million (2.0% of sales) in 1994.

NET INCOME AND INCOME TAXES

      Net income after member allowances and patronage dividends, and before income taxes was $2.7 million (0.4% of sales)in 1995, compared to $2.0 million (0.3% of sales) in 1994. Net income after taxes was $1.6 million (0.2% of sales) compared to $1.3 million (0.2% of sales) in 1994.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

      In 1995, the Company used $15.9 million in cash in its operations, an increase of $14.7 million in cash used compared to 1994. Merchandise inventories increased primarily due to increased volume. Use of cash for Notes and Accounts Receivable increased $3.3 million due to increased volume and retail member loan activity. Other non-current assets increased $8.8 million due to increased investments in software assets, increased member project accounts receivable, the purchase of good will in the Rich & Rhine acquisition ($1.5 million), and the purchase of a non compete agreement in connection with the acquisition of Commissary Cash & Carry assets ($1.0 million).

      At the beginning of the prior fiscal year, the Company adopted FASB#113 (Accounting for Reinsurance Contracts). The adoption of this change had the effect of increasing accounts receivable by $2.4 million, other current assets by $1.5 million and accounts payable by $3.9 million.

CASH FLOWS FROM INVESTING ACTIVITIES

      In 1995, the Company used $11.1 million in cash in investing activities. This compares to the $15.1 million in cash used by investing activities in 1994. In 1995, the Company provided $8.1 million in cash from the sale of member loans compared to the use of cash of $0.1 million from buying back member loans in 1994.

      Purchases of plant, property, and equipment increased $5.5 million to $10.6 million in 1995 due to distribution segment acquisitions, and new store fixture and equipment investments.

CASH FLOWS FROM FINANCING ACTIVITIES

      In 1995, the Company's financing activities provided $27.0 million in cash compared to $11.8 million in 1994. Cash was primarily provided through the utilization of the Company's bank credit lines. Proceeds of mortgages and notes increased $3.7 million primarily due to the long term debt associated with the Rich & Rhine and Commissary Cash & Carry acquisitions, and the issuance of new residual stock redemption notes.

                                   Part II.     OTHER INFORMATION


Item 6.     (a)   Exhibits.

            27.   FDS for Article 5 of Regulation S-X

            (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                UNITED GROCERS. INC.
                                                (Registrant)


Dated:      August 11, 1995               By  /s/John W. White
                                              John W. White
                                              Vice President
                                              (Principal Accounting Officer)