Form 10-Q/A
period 1995-06-30
UNITED GROCERS INC /OR/
filed 1995-09-05
CIK 225966

                    UNITED GROCERS, INC., AND SUBSIDIARIES



                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                  FORM 10-Q/A




                 Amendement No. 1 to Quarterly Report Pursuant
                   to Section 13 or 15 (d) of the Securities
                             Exchange Act of 1934





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

    The undersigned registrant hereby amends Part I, Items 1 and 2, and Part II, Item 6 of its Quarterly Report on Form 10-Q for the period ended June 30, 1995, as follows:


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

                        UNITED GROCERS, INC., AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                         JUNE 30, 1995 and SEPTEMBER 30, 1994

                                                 (Unaudited)         (Audited)
ASSETS                                               6/30/95          09/30/94
                                                ------------      ------------
CURRENT ASSETS:
  Cash and cash equivalents                     $ 11,463,796      $ 12,984,028
  Investments maintained for
    insurance reserves                            42,763,040        36,939,578
  Accounts and notes receivable                   71,741,532        60,290,461
  Inventories                                     79,832,722        74,307,422
  Other current assets                             3,173,542         5,367,295
  Deferred income taxes                            2,942,855         2,811,914
                                                ------------      ------------
  Total current assets                           211,917,487       192,700,698
                                                ------------      ------------
NON-CURRENT ASSETS:
  Notes receivable                                29,658,664        33,155,543
  Investment in affiliated companies               7,832,484         7,832,484
  Other receivables and investments               10,000,091         6,899,133
  Other non-current assets                        10,220,863         7,730,575
                                                ------------      ------------
  Total non-current assets                        57,712,102        55,617,735
                                                ------------      ------------
PROPERTY, PLANT AND EQUIPMENT -
  (Net of accumulated depreciation)               64,034,898        58,517,120
                                                ------------      ------------
  TOTAL                                         $333,664,487      $306,835,553
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

  UNITED GROCERS, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF INCOME

                                                                (Unaudited)

                                                 QUARTER ENDED              NINE MONTHS ENDED
                                             06/30/95      07/01/94     06/30/95     07/01/94
                                             --------      --------     --------     --------
Net sales and operations                   263,212,128   242,071,225  754,640,069  698,086,509
                                           -----------   -----------  -----------  -----------
Costs and expenses:
       Cost of sales                       223,060,063   207,381,082  642,161,619  595,373,220
       Operating expenses                   26,514,176    24,150,402   76,725,754   71,407,280
Selling and administrative
          expenses                           3,186,285     2,278,475    8,005,753    6,973,222
       Depreciation                          1,497,860     1,270,273    4,401,302    3,986,987
       Interest:
          Interest expense                   3,528,202     2,391,141    9,471,106    6,753,471
          Interest income                     (961,271)     (990,576)  (3,215,907)  (2,652,989)
                                           -----------   -----------  -----------  -----------
          Interest expense, net              2,566,931     1,400,565    6,255,199    4,100,482
                                           -----------   -----------  -----------  -----------
    Total costs and expenses               256,825,315   236,480,797  737,549,627  681,841,191
                                           -----------   -----------  -----------  -----------
Income before members' allowances,
  patronage dividends and income
  taxes                                      6,386,813     5,590,428   17,090,442   16,245,318

Members' allowances                         (3,730,293)   (3,749,828) (11,160,586) (10,770,890)
Members' patronage dividends                (1,350,000)   (1,300,000) ( 3,250,000) ( 3,500,000)
                                           -----------   -----------  -----------  -----------
Income before income taxes                   1,306,520       540,600    2,679,856    1,974,428

Provision for income taxes                    (522,609)     (200,000)  (1,071,943)    (676,500)
                                           -----------   -----------  -----------  -----------
     Net Income                          $     783,911  $    340,600    1,607,913    1,297,928
                                           ===========   ===========  ===========  ===========

                    UNITED GROCERS, INC., AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                     NINE MONTHS ENDED
                                                              --------------------------------
                                                                  JUNE 30               JULY 1
CASH FLOWS FROM OPERATING ACTIVITIES:                                1995                 1994
                                                              ------------        ------------
      Net income                                            $    1,607,913          $1,297,927
      Adjustments to reconcile net income to
       net cash provided by (used in)
        operating activities:
            Depreciation                                         4,401,302           3,986,987
            Provision for doubtful accounts
            and notes                                            1,518,696           1,523,261
            Patronage dividends payable in
            common stock                                         1,205,978           2,012,017
            (Gain)loss on sale of assets                           517,565              65,279
            Deferred income taxes                                  145,413                 -0-
            Decrease (increase) in non-cash
            current assets:
            Accounts and notes receivable                      (11,451,070)         (6,627,953)
            Inventories                                         (5,525,300)          2,642,408
            Other current assets                                 2,193,753          (4,593,618)
            Increase (decrease) in non-cash
            current liabilities:
            Accounts payable and insurance
                 reserves                                       (2,476,310)         (2,571,740)
            Compensation and taxes payable                         432,565             316,698
            Other accrued expenses                               2,909,752           2,991,153
            Members' patronage and other
                 refunds                                        (4,330,736)         (4,939,927)
            Decrease (increase) in non-current
                 other assets                                   (5,591,246)          2,777,798
                                                               ------------         -----------
      Net cash provided by (used in)
                 operating activities                          (14,441,725)         (1,119,710)
                                                               ------------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Loans to members                                        (13,453,504)        (17,755,137)
       Collections on loans to members                           7,355,868          14,121,340
       Proceeds from sale (buyback) of member loans              8,075,821            (120,496)
       Sale of investments                                       1,898,972           1,171,000
       Redemption of investments                                 4,708,311           3,262,139
       Purchase of investments                                  (9,269,370)        (10,875,805)
       Sale of property/plant/equipment                            169,546             226,756
       Purchase-property/plant/equipment                       (13,597,458)         (5,181,559)
                                                               ------------        ------------
       Net cash provided by (used in)
       investing activities                                    (14,111,814)        (15,151,762)
                                                               ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

       Sale of common stock                                         71,400             525,241
       Repurchase of common stock                               (1,214,115)         (3,121,609)
       Proceeds of long-term liabilities:
         Revolving bank lines of credit                        526,700,000         606,400,000
         Mortgages and notes                                     3,749,547           1,882,801
         Redeemable notes and certificates                      10,842,698          13,353,800
       Repayment of long-term liabilities:
         Revolving bank lines of credit                       (499,945,645)       (589,243,207)
         Mortgages and notes                                    (1,869,013)         (2,131,276)
         Redeemable notes and certificates                     (11,301,565)        (15,823,947)
                                                               ------------        ------------
       Net cash provided by (used in)
         financing activities                                   27,033,307          11,841,803
                                                               ------------        ------------
       Net increase (decrease) in cash and
         cash equivalents                                       (1,530,232)         (4,429,669)
       Cash and cash equivalents, beginning of year             12,984,028          18,807,473
                                                               ------------        ------------
       Cash and cash equivalents, end of quarter              $ 11,463,796        $ 14,377,804
                                                              =============       =============

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

     Insurance segment net premiums commissions and fees increased 15.2% in 1995 to $17.1 million, primarily due to increases in written premium and commissions offset by increased reinsurance premiums ceded.

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

     Interest expense,net increased $2.2 million to $6.3 million (0.8% of sales) in 1995. The increased interest expense was caused by increased bank borrowing rates,and increased borrowings to support the company's operations and investment activities.

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

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

     In 1995, the Company used $14.4 million in cash in its operations, an increase of $13.3 million in cash used compared to 1994. Merchandise inventories increased primarily due to increased volume. Use of cash for Notes and Accounts Receivable increased $4.8 million due to increased volume and retail member loan activity. Other non -current assets increased $8.8 million due to increased investments in software assets, increased member project accounts receivable, the purchase of good will in the Rich & Rhine acquisition ($1.5 million), and the purchase of a non compete agreement in connection with the acquisition of Commissary Cash & Carry assets ($1.0 million).

     At the beginning of the prior fiscal year, the Company adopted FASB#113 (Accounting for Reinsurance Contracts). The adoption of this change had the effect of increasing accounts receivable by $2.4 million, other current assets by $1.5 million and accounts payable by $3.9 million.

CASH FLOWS FROM INVESTING ACTIVITIES

     In 1995, the Company used $14.1 million in cash in investing activities. This compares to the $15.1 million in cash used by investing activities in 1994. In 1995, the Company provided $8.1 million in cash from the sale of member loans compared to the use of cash of $0.1 million from buying back member loans in 1994.

     Purchases of plant, property, and equipment increased $8.5 million to $13.6 million in 1995 due to distribution segment acquisitions, and new store fixture and equipment investments.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                                            UNITED GROCERS.
INC.
                                                            (Registrant)


Dated:  September 5, 1995                                By  /s/John W. White
                                                             John W. White
                                                             Vice President
                                                              (Principal
                                                              Accounting
Officer)