Form 10-K
period 1995-09-30
UNITED GROCERS INC /OR/
filed 1995-12-28
CIK 225966

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                 FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


                 For the fiscal year ended September 29, 1995
                      Commission File Number 2-60487

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

$37,265,445 (computed on basis of 1995 offering price and number of shares outstanding at December 22, 1995).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

626,310 shares of common stock, $5 par value, as of December 22, 1995.

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

     United also sells groceries and related products at wholesale through 35 Cash and Carry depots, principally to nonmember grocers, restaurants and institutional buyers.

     Consolidated revenues by principal product lines and services appear in the following table:

                                     For Fiscal Year Ended
                   September 29, 1995  September 30, 1994   October 1, 1993
                   ==================  ==================   ===============
                                     (dollars in thousands)
                               Percentage        Percentage         Percentage
                               of Total          of Total           of Total
Product or            Revenue  Revenue   Revenue Revenue   Revenue  Revenue
Service
----------            -------  --------  ------- -------   -------  -------
Grocery<F1>            432,499  42.48    399,803   41.87   370,237   42.20
Dairy & Deli           105,263  10.34    105,336   11.04    97,425   11.11
Meat                    83,227   8.17     86,893    9.11    86,115    9.82
Produce                 49,108   4.82     47,709    5.00    46,462    5.30
Frozen Foods            53,992   5.30     53,803    5.64    49,078    5.60
Gen. Merchandise        45,165   4.44     45,285    4.75    42,494    4.85
Institutional<F2>      206,312  20.26    179,422   18.81   155,572   17.74
Retail Services         18,284   1.80     14,169    1.49     7,683     .88
Store Finance            3,117    .30      3,846     .41     2,374     .27
Distribution Segment   996,967  97.91    936,266   98.12   857,440   97.77
Insurance Segment       21,281   2.09     17,954    1.88    19,545    2.23
  TOTAL             $1,018,248 100.00   $954,220  100.00  $876,985  100.00

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

Marketing and Distribution

      Independent retail grocers within United's market area are eligible to apply for membership. All applicants for membership are subject to approval by United's board of directors on the basis of financial responsibility and operational ability. On approval, applicants are required to purchase shares of United's common stock. United has approximately 253 members operating a total of approximately 368 retail grocery stores.

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

      United's Cash & Carry wholesale outlets provide a convenient, low-cost method of purchasing groceries and institutional products for non-member grocers, restaurants, and institutional buyers. Cash & Carry customers select their merchandise at the outlet much in the same manner that a customer at a retail grocery store would. Cash & Carry customers provide their own transportation.

Supplies

      United purchases goods from a wide variety of sources ranging from local farmers to large multinational corporations. United attempts to obtain the lowest possible price by pooling the buying power of its members. United is not dependent on any single supplier and the loss of any single supplier would not have a material effect on its business.

      United is one of the five stockholders of Western Family Holding Company, a corporation which pools the buying power of its stockholders in order to obtain lower cost merchandise. Purchases from Western Family Holding Company, which account for about 12% of United's total purchases, are distributed under labels such as "Western Family" and "Cottage."

Retail Services

      United provides a number of retail services to its members. Services which do not carry a specific fee or charge include marketing information, merchandising assistance, competitive retail price reporting and developmental services such as store site selection, design and engineering.

      United also offers its members, at a fee, complete bookkeeping, accounting and tax services for their retail operations. A computerized payroll service is also available. Other miscellaneous retail services which generally carry a scheduled fee assessment include customized retail pricing, retail shelf "unit pricing," and retail information service products.

      United, where appropriate, leases retail space and subleases the space to qualified members to enable them to obtain prime commercial space. At September 29, 1995, United was obligated on 41 such leases. Each such sublease requires that the sublessee pay all charges which may be incurred by United. Lease insurance guaranteeing payment of rent in the event of default covers a substantial amount of the lease payments. United's subsidiary UGIC, Ltd. provides lease insurance for 19 such subleases. See "Notes to Consolidated Financial Statements" for additional information on these subleases.

Finance Services

      United's subsidiary, United Resources, Inc., makes loans and provides other financial services to members. Loans to members are generally made at one and three quarters to two and one quarter percentage points over the prime interest rate. Such loans generally are for terms of one to ten years. Loan funds are obtained under a note purchase agreement with National Consumer Cooperative Bank at rates varying with market interest rates. At
September 29, 1995, the aggregate principal amount of member loans outstanding due the subsidiary was $26,602,381. The subsidiary's interest income for the year then ended was approximately $3,117,000. In the normal course of its activities, United Resources, Inc., acquires retail stores through foreclosure or purchase and operates them on a temporary basis. United Resources owned four such stores at September 29, 1995. During 1995, United Resources acquired two stores through foreclosure, purchased one store, and disposed of three stores through sale or closure.

Insurance Services Overview

      Grocers Insurance Group, Inc. was formed on October 25, 1990, and is a holding company for United's insurance-related subsidiaries. Grocers Insurance Group, Inc., assists in marketing insurance-related services offered by those subsidiaries.

      Grocers Insurance Agency, Inc., is an insurance agency offering property, casualty, crime, workers' compensation, group life, group health and other types of insurance. Sales of insurance, although primarily made to members, are also made to nonmembers. Commissions earned totaled approximately $451,000 for the year ended September 29, 1995.

      Grocers Insurance Company (GIC), formerly United Employers Insurance Co., underwrites insurance policies for property, casualty, and workers' compensation. Net premiums earned during 1995 increased to $20.7 million, from $18.0 million in 1994. GIC operates as a specialty insurer, concentrating on grocery stores and food related businesses. Currently licensed in 24 states located primarily in the western region of the United States, GIC has applications pending in several additional states, concentrated in the Midwest.

    UGIC, Ltd. provides reinsurance services for property and casualty insurance and workers' compensation.

    United Workplace Consultants, Inc., offers rehabilitation services to insurance companies, principally those owned by United. Service revenue for the year ended September 29, 1995, was approximately $576,000.


Insurance Operations

    The following analysis of insurance operations is limited to Grocers Insurance Company, the significant underwriting subsidiary of the Company.

Premiums Written

    An analysis of the GIC's premiums written during the last three years is shown in the following table.

                              $000
            Direct      Reinsurance Reinsurance Net
Year  Written     Assumed     Ceded       Written
----  -------     -------     -----       -------
1993  $24,431     $  716      $6,597      $18,550
1994   23,992        861       6,652       18,201
1995   27,809        698       7,364       21,143


    The three states accounting for the largest amounts of direct premiums written for the year ending September 29, 1995, were Oregon with 37%, California with 23%, and Washington with 13%. No other state accounted for more than 7% of such premiums. In 1995, there were no significant changes in business, geographic mix or types of risks assumed.

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

            Loss        Expense     Combined
Year        Ratio       Ratio       Ratio
----        -----       -------     --------
1992        79.1%       21.6%       100.7%
1993        89.6%       13.0%       102.6%
1994        79.0%       21.9%       100.9%


These ratios compare to industry composite combined ratios of 114.6% for 1992, 105.5% for 1993, and 109.5% for 1994.

      There have been no unusually large gains or losses from underwriting or investment operations during the year ending September 29, 1995. There are no effects from currency fluctuations, since all of GIC's business is transacted within the United States.

Claims Operations

      GIC establishes estimates for reported claims on an individual case basis. Fast track types of reserving methods are not used. The estimates are based on GIC's experience within the grocery industry and specific knowledge of facts regarding each individual claim. These estimates are reviewed on a regular basis or as additional information becomes available.

      Incurred But Not Reported ("IBNR") reserves are established for claims which have occurred but are not yet reported to GIC as well as future development on reported claims. IBNR estimates are principally derived from analysis of historical patterns of development of both paid and incurred losses by line of business and accident years. Independent professional actuaries are engaged on an annual basis to analyze the overall reserving accuracy of GIC. IBNR reserves account for approximately 39% of GIC's total unpaid claims and claim adjustment expenses.

      Net Unpaid Loss and Loss Adjustment Expenses (LAE) for the last three fiscal years are:

                              $000
                                          % Increase or
Year        Losses            LAE         Total (Decrease)
----        ------            ---         ----------------
1993        $23,747           $4,665      $28,412     13.9%
1994         22,968            4,671       27,639     (2.7)
1995         24,534            4,819       29,353      6.2


For additional historical information on loss reserve development and reconciliation of claims reserves, please refer to Appendix 1 and Appendix 2 to this report.

      During the year ending September 29, 1995, GIC adjusted reserves recorded in prior years downward by approximately 10%, due to generally favorable settlements on established case estimates for prior years claims and an actuarially determined decrease in development factors previously used in setting IBNR estimates.

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

      GIC utilizes a reinsurance intermediary for assistance in the design and placement of reinsurance coverage. The structure of the reinsurance program may vary slightly from year to year, but has remained essentially the same since 1989. Treaties are primarily placed on an excess basis, with an additional surplus share treaty used for property risks. Current reinsurers on these main working layers are all rated A- or better by A.M. Best.

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

      The ratio for GIC as determined at December 31, 1994 was significantly above the levels which would require regulatory action. Regulatory total adjusted capital was $13.9 million: authorized control level risk based capital is $1.5 million.

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

      GIC had no ratios designated as an "Unusual value" in its IRIS Report for the year ended December 31, 1994.

A.M. Best Ratings

      A.M. Best Company, Inc., ratings are indications of the solvency of an insurer and are derived from analysis of the financial conditions and operations of a company relative to the insurance industry in general. The 1994 A.M. Best letter ratings range from A++ ("Superior") to F ("In Liquidation"). GIC applied for an initial rating in 1991 and was rated a B+. In 1994, GIC was upgraded to an A- rating, with a financial size category of V.
      GIC believes that the attainment of an "A-" rating has had a favorable impact on the marketing of its policies.


Other Services

  Western Passage Express, Inc., provides freight services to United and others. Northwest Process, Inc., provides store displays, advertising materials, and printing services. U. G. Resources, Inc., leases retail space which is subleased to member store operators. Western Security Services, Ltd., and Premier Consulting, Inc., provide various security and employment management services.

Recent Acquisition Activity

      In January, 1995, United acquired the assets of Rich and Rhine, Inc., a Portland based distributor of tobacco and candy products, for $3.3 million. The operations acquired from Rich and Rhine added approximately $29 million to United's total revenue during the year ended September 29, 1995.

      Also in January, 1995, United acquired the assets of Commissary Cash & Carry, Inc., for approximately $1.8 million. The four stores owned by Commissary were added to the Company's Cash & Carry division. These stores accounted for approximately $9.0 million in sales during the year ended September 29, 1995.

      In December, 1995, United acquired the assets and related business of the wholesale division of Bay Area Foods, Inc., doing business as Market Wholesale Grocery ("Market Wholesale"). The acquired operations engage in wholesale distribution of groceries and related merchandise to independent grocers and restaurants located in California. United purchased approximately $36 million in wholesale-related assets, consisting principally of inventories, accounts receivable, customer loans, and equipment. United assumed liabilities of approximately $16 million plus obligations under real and personal property leases. The real estate leases cover three warehouse locations in Santa Rosa, Tracy, and Modesto, California. Personal property leases relate to tractors and trailer assets used in the business of Market Wholesale.

      Estimated annual revenues from the acquired operations are approximately $300 million. As part of the acquisition, United entered into an agreement to sell groceries and related merchandise to retail stores owned by the seller for a period of five years. Historically, the seller's retail stores have accounted for 20% of the total wholesale volume of Market Wholesale.

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

      The recent acquisition of the assets and business of Market Wholesale is expected to shift a greater portion of the Company's wholesale volume to the California market, and expand the Company's operations from Northern California to additional regions of the state. With the expansion of operations, an additional regional grocery wholesaler will become a competitor of the Company.

      Other competitors include a number of local grocery wholesalers, many of whom are limited to special product lines, such as candy or produce, or sell only to limited market segments, such as restaurants or institutions. United also competes with a significant number of producers which market their products directly to retailers and with several chain store organizations which control both their wholesale and retail operations. United's competitors range from small local businesses to businesses significantly larger than United. Based on information available to it, United estimates that its members, many of whom are in competition with one another, account for approximately 16% of the retail grocery market within United's marketing area. Although members are free to purchase from sources other than United, members generally purchase goods (except goods which United does not supply, such as beer and wine) principally from United. United does not account for a significant percentage of the national wholesale grocery market.

      Competition in the markets served by the Company's customers continues to be intense. The Company continues to respond with new programs to be more price competitive and has increased item selection and variety in several product areas. Further, the Company's member volume allowance program has been designed to share the savings associated with larger order efficiencies from its member stores, thereby reducing the participating member's cost of product.

      Recent trends in the results of the Company's member stores have continued. In general, members outside major metropolitan areas, and those operating newer stores, price oriented or super store formats registered various gains in volume. Members operating average-sized conventional stores generally registered small volume losses overall.

      Like the grocery industry, the insurance industry is highly competitive. Grocers Insurance Group is well positioned to serve the retail food industry. Due to its specialization in the retail food business, Grocers Insurance Group generally operates on lower expense ratios than most of its competitors, allowing it to offer competitive prices for its policies.

Employees

      United employed approximately 1,700 persons at September 29, 1995. Approximately 880 of its employees are members of Teamster or other unions. Collective bargaining contracts with the unions are negotiated through an employer association to which United and other major food distributors in its marketing area belong.

      United's collective bargaining agreements expire in April, 1996. The Company considers its employee relations to be satisfactory.

      The acquisition of the assets and business of Market Wholesale increased the number of persons employed by United by approximately 300. Approximately 220 of these employees are covered by collective bargaining agreements.

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

Item 2.  Properties

      United owns and operates two distribution centers. Its main distribution center, located in Milwaukie, Oregon, contains over 815,000 square feet of warehouse space situated on a 62-acre site, owned by United. Also at this location are 84,900 square feet of office space, a 20,000-square-foot truck repair shop, and a 114,000-square-foot frozen food distribution center.

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

      United leases a 9,600-square-foot facility in Milwaukie, Oregon, for the purpose of conducting product damage reclamation activities. The lease expires on September 30, 2000. Monthly rent for the facility is $2,836.

      United's subsidiary, Western Passage Express, Inc., leases a 68,400 square foot crossdock/warehouse facility in Woodland, California. The lease expires on October 1, 2005. Monthly rent for the facility is $24,640.

      United's subsidiary, Rich and Rhine, Inc., leases 18,200 square feet of warehouse space in Portland, Oregon. The lease expires on September 30, 1998, and has a monthly rent of $5,000.

      As part of United's acquisition of Market Wholesale, United assumed real estate leases on the following warehouse facilities:

                  Area in           Lease       Monthly
Location          Square Feet       Expires     Rent
--------          -----------       -------     -------
Santa Rosa, CA    244,000           7/27/05     $80,520
Modesto, CA       275,000           7/27/05     $74,250
Tracy, CA         160,166           7/27/05     $84,888


      United and its subsidiaries operate a truck fleet consisting of 168 tractor cabs and 362 dry freight and refrigerated semitrailers, including both owned and leased units other than those acquired from Market Wholesale. In connection with its acquisition of Market Wholesale, United assumed leases covering an additional 20 tractors and 31 trailers.

      United leases a mainframe computer, together with related peripheral equipment, under various leases expiring in April, 1997. The leases call for annual rental of approximately $797,000.

      United leases the facilities described in the following table for Cash and Carry outlets at an aggregate annual rent of approximately $3,000,000. Most of the leases contain renewal options.

                           Area in                   Lease
   Location               Square Feet                Expires
   --------               -----------                -------
Aloha, Oregon              20,500                    2-28-97
Bend, Oregon               18,460                    4-21-07
Coos Bay, Oregon           14,250                    8-31-97
Gresham, Oregon            18,220                   12-31-96
Newport, Oregon            16,000                   11-30-07
Portland, Oregon           17,508                    7-01-01
Portland, Oregon           20,000                    5-31-96
The Dalles, Oregon         16,400                    6-02-02
Arcata, California         23,000                   10-31-97
Redding, California        25,380                   10-31-00
Olympia, Washington        17,780                     9-2-99
Seattle, Washington        23,500                    5-22-99
Seattle, Washington        23,764                    7-24-99
Tacoma, Washington         20,400                    9-01-99
Clackamas, Oregon          21,000                    6-01-01
Bellingham, Washington     20,000                   11-30-99
Portland, Oregon           20,600                    3-31-01
Salem, Oregon              19,600                    9-04-06
Warrenton, Oregon          14,700                    4-21-07
Everett, Washington        18,750                   10-31-00
Kent, Washington           18,896                    3-31-06
Federal Way, Washington    21,453                    9-12-08
Lynnwood, Washington       22,200                    6-12-08
Bellevue, Washington       18,000                   12-14-03
Sacramento, California     23,120                    1-14-09
Medford, Oregon            22,150                    6-06-10
Yuba City, California      26,871                    6-15-10
Ballard, Washington        15,000                    5-31-00
Bremerton, Washington      10,000                    4-30-00
Tacoma, Washington         10,000                    7-31-95
Tukwila, Washington        21,000                    4-30-00


  United plans to continue expansion of its Cash and Carry operations, with three stores scheduled to be opened in the 1996 fiscal year.

  Additionally, United owns Cash & Carry outlets as follows:

                           Area in
     Location              Square Feet
     --------              -----------
Pendleton, Oregon          10,800
Kelso, Washington          21,400
Eugene, Oregon             23,520
Klamath Falls, Oregon      17,500
Boise, Idaho               21,094


      United, as described under "Services," is also the prime lessee of retail stores, which are subleased to members, totaling approximately 1,100,000 square feet. Further, United and its subsidiaries are the lessees and operators of four retail stores acquired through foreclosure and purchase totaling an additional 170,000 square feet. United owns an additional retail store occupying approximately 38,000 square feet.


Item 3.  Legal proceedings

      The Company is regularly a party to routine legal proceedings not expected to have a material effect on its business.


Item 4.  Submission of Matters to a Vote of Security Holders        None.


                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      There is no market for United's Common Stock, which is non-transferable. The approximate number of holders of United's Membership Stock as of December 22, 1995, was 253.

      United's earnings are distributed only in the form of patronage dividends. Accordingly, no earnings are available for the purpose of paying dividends on Membership Stock.

Item 6.  Selected Financial Data

      The following balance sheet data at September 29, 1995 and September 30, 1994 and the income statement data for the years ended September 29, 1995, September 30, 1994, and October 1, 1993 have been derived from audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The balance sheet data at October 1, 1993, October 2, 1992, and September 27, 1991 and income statement data for the years ended October 2, 1992 and September 27, 1991 have been derived from audited financial statements not required to be included in this report. The data should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

                                                   Fiscal Years
                            Sept 29    Sept 30    Oct 1     Oct 2    Sept 27
                              1995       1994      1993      1992      1991
                            -------    -------    -----     -----    -------
                            (Dollars in thousands, except per share amounts)

Income Statement:
 Net sales and operations $1,018,248  $954,220  $876,985  $896,587  $882,878
 Income before members'
 patronage dividends,
 income taxes
 and accounting change        10,503    11,294    11,291    13,314    13,126
 Patronage dividends           8,350     8,730     9,000    10,211    10,427
 Net income                    1,379     1,563     1,714     2,723     1,712
Balance Sheet:
  Working capital             52,510    45,258    41,819    53,326    61,032
  Total assets               322,456   306,836   285,342   261,289   249,205
  Long-term liabilities      115,624   114,669   105,539   104,645    98,685
  Members' equity             42,357    40,425    39,112    39,141    36,431

  Adjusted book value per
  share                        62.14     59.50     57.00     53.94      48.99


Notes to Selected Financial Data
      A. Data concerning net income per common share and cash dividends per common share is omitted because United is a cooperative.

      B. Adjusted book value per share is computed by subtracting from total members' equity at year end, stock to be issued from patronage and paid-in capital on such stock, unrealized gain on investments, and undistributed equity from investments accounted for on the equity method and dividing the resulting number by shares outstanding at year end.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

            During fiscal year 1995, net sales and operations increased 6.7% to $1,018.2 million. This compares to an 8.8% increase in 1994 to $954.2 million. Income before members' allowances, patronage dividends, and income taxes decreased $0.7 million to $22.0 million (2.16% of sales). This compares to $22.7 million (2.38% of sales) and $20.6 million (2.35% of sales) in 1994 and 1993 respectively.

            During 1995, the increase in net sales and operations was primarily attributable to the distribution segment which enjoyed increased Cash & Carry unit volume and increased sales from the Company's acquisition of Rich and Rhine, Inc. In addition, the insurance segment generated increased sales primarily due to increased premium volume from growth in policies issued. These gains in sales were offset by lower sales from company-owned retail stores.

            In 1995, the Company had increased profits within its distribution segment from its Cash & Carry and other nonmember distribution segment operations, and lower operating losses at company-owned retail stores. Within the insurance segment, profits increased from agency operations and lease insurance activities. These profit gains were offset by higher interest expenses due to higher borrowing rates and average levels of debt, increased operating expenses in the distribution segment, and increased property losses in Grocers Insurance Company.

            In December, 1995, United acquired the assets and related business of the wholesale division of Bay Area Foods, Inc., doing business as Market Wholesale Grocery. Estimated annual revenues from the acquired operations are approximately $300 million.

            In 1994, the increase in net sales and operations was primarily attributed to increased Cash & Carry unit volume, and increased equipment sales. These gains in sales were offset by lower premium income of the insurance segment. 1994 profit improvements were primarily due to increased profits from Cash & Carry and service income areas, and gains in insurance segment profits caused by improved loss experience. These gains in profits were offset by higher distribution segment operating expenses, increased member allowances paid, and operating losses in retail store operations.

Net Sales and Operations

            During 1995, sales of the Company's distribution segment increased 6.5% to $997.0 million. The sales gain was primarily due to increased Cash & Carry and equipment sales unit volume, and sales from Rich and Rhine, Inc. Price changes during 1995 impacted warehouse sales by 2.8%.

            Cash & Carry sales increased 15.0% to $206.3 million compared to $179.4 million in 1994. Sales at new units contributed 7.4% to the sales increase.

            Sales at company-owned retail stores, which are primarily acquired as a result of store finance operations, decreased $3.7 million to $42.5 million. During the year, the company acquired three stores, and disposed of three stores. As a result, the number of company-owned retail stores remained at four stores.

            In 1995, the insurance segment's net insurance premiums, commissions, and fees increased $4.0 million to $22.8 million. The increase was primarily attributed to increased policy volume, and earned lease insurance premiums.

            During 1994, distribution segment sales increased 5.9% to $936.2 million. The sales gain was primarily attributed to increased unit volume. The insurance segment's net premiums, commissions, and fees decreased $1.7 million due to lower commissions earned by Grocers Insurance Agency.

Gross Operating Income

            Gross operating income increased to $148.2 million (14.6% of sales) in 1995 from $137.5 million (14.4% of sales) in 1994, and $127.5 million (14.5% of sales) in 1993. The increase in gross operating income was due to higher unit sales, gross margin improvements in Cash & Carry operations from centralized pricing controls, and higher insurance commissions, fees, and lease insurance premiums. These improvements were offset by higher property loss experience in Grocers Insurance Company, and lower retail store sales.

            In 1995, loss and loss adjustment expenses were 74.7% of total premium income, compared to 64.7% and 83.3% in 1994 and 1993, respectively.

Operating, Selling, and Administrative Expenses

            In 1995, operating, selling, and administrative expenses increased $8.3 million to $111.8 million (11.0% of sales). In 1994 and 1993, these expenses were $103.5 million (10.9% of sales), and $97.5 million (11.1% of sales), respectively. The components of these expenses are summarized below:

                                     Percent of Total Sales
                                    1995        1994        1993
                                    ----        ----        ----
Salaries & Wages                     6.1         6.0         6.3
Rents, Maintenance, and Repairs      1.7         1.7         1.6
Taxes, Other Than Income             0.8         0.9         0.9
Utilities, Supplies, & Services      1.1         1.6         1.5
Other Expenses                       1.0         0.5         0.5
Provision for Doubtful Accounts      0.2         0.2         0.3
Total                               11.0        10.9        11.1


            During 1995, total operating, selling, and administrative expenses increased primarily due to higher unit volume in both the distribution and insurance segments, higher software expenses, and amortization of covenants not to compete and goodwill relating to recent acquisitions.

            Insurance segment operating expenses decreased to 32.3% of segment net sales and operations. In 1994 and 1993, insurance segment operating expenses were 36.3% and 26.4% of segment net sales and operations, respectively.

            Provision for doubtful accounts was $1.9 million (0.2% of sales) in 1995. This compares to $2.0 million (0.3% of sales) and $2.2 million (0.3% of sales) in 1994 and 1993, respectively.

            Interest expense increased $3.6 million to $12.8 million (1.3% of sales) in 1995. This increase was due to higher levels of average debt, as well as higher average borrowing rates.

Member Allowances and Dividends

            In 1995, total member allowances and dividends decreased 1.6% to $19.9 million (2.0% of sales). In 1994, total member allowances and dividends increased 9.9% to $20.2 million (2.1% of sales).

            Total member allowances and dividends as a percent of member sales decreased to 2.84% in 1995, compared to 2.90% in 1994, and 2.75% in 1993.

Net Income and Income Taxes

            In 1995, income before taxes was $2.2 million (0.2% of sales) compared to $2.6 million (0.3% of sales) and $2.3 million (0.3% of sales) in 1994 and 1993, respectively.

            Net income after taxes was $1.4 million (0.1% of sales) in 1995, a decrease of $0.2 million from $1.6 million (0.2% of sales) and $1.7 million (0.2% of sales) in 1994 and 1993, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow From Operating Activities

      In 1995, the Company used $14.9 million in cash in its operating activities. Increases in accounts receivable and inventories as a result of increased volume and acquisitions, and investments by the Company in its new information services platform were the major factors contributing to the use of cash in operations.

Cash Flow From Investing Activities

      In 1995, the Company used $2.9 million in its investing activities, a decrease of $13.4 million from the $16.3 million used in 1994. Cash requirements of the Company's retail member finance activities were reduced in 1995 due to a $12.2 million increase in proceeds from the sale of member loans under its Note Purchase Agreement during the year. Purchases of property and equipment increased to $10.4 million from $5.3 million in 1994.

      In fiscal year 1995, anticipated capital expenditures will approximate $5.0 million, representing $1.0 million in replacement assets, $2.0 million for new Cash & Carry units, and $2.0 million in continuing investments in upgraded operations software.

Cash Flow From Financing Activities

      In 1995, the Company provided $17.8 million from its financing activities by increasing its levels of senior debt to fund its operations.

Capital Structure and Resources

      The following table summarizes the Company's capital structure for the last two years:
                                         Year Ended
                        -------------------------------------------------
                        September 29, 1995            September 30, 1994
                        $000        %                 $000        %
                        ------------------            ------------------
Average Short Term
Borrowings              $42,632     20.6              $34,775     17.7

End of Year Amounts
Senior Term Debt        $68,135     32.9              $67,597     34.4
Subordinated Debt       $53,844     26.0              $53,848     27.4
Equity                  $42,357     20.5              $40,425     20.5

Total                   206,968     100.0             $196,645    100.0

      In 1995, the Company's capital structure shifted towards greater use of short-term borrowings, due to increased funding needs. The present components of the capital structure are within the Company's long-term targets for funding sources.

      In 1995, the Company's working capital increased $7.2 million to $52.5 million. The Company's main sources of funds include earnings, member capital stock, capital investment notes, bank debt, private placement debt, and note purchase programs. As of September 29, 1995, the Company had $24.5 million in unused credit lines available. In addition, the Company had $8.4 million available under its Note Purchase Agreement.

      The Company purchased the net assets of the wholesale operations of Bay Area Foods, Inc., on December 14, 1995, for approximately $21 million. Funding for the acquisition was provided by increased bank credit. The Company anticipates refinancing the additional bank credit with new senior debt or the securitization of eligible trade accounts receivable.

      Grocers Insurance Company investments are held to support the payment of claims. These investments are not available to the Company to meet its capital needs due to restrictions imposed by insurance regulators regarding intercompany loans and advances.

      In addition, state regulators require that Grocers Insurance Company maintain minimum amounts of capital and surplus. As a result of these regulatory requirements, $4.6 million of Grocers Insurance Company's equity may not be paid as dividends to the Company.

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

                     UNITED GROCERS, INC. AND SUBSIDIARIES

               AUDIT REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE THREE FISCAL YEARS ENDED SEPTEMBER 29, 1995



                               TABLE OF CONTENTS




Independent auditor's report


Consolidated financial statements

  Balance sheets

  Statements of income

  Statements of members' equity

  Statements of cash flows

  Notes to financial statements

Independent auditor's report on financial statement schedules


Financial statement schedules included

  Schedule I    -   Condensed financial information
                         of registrant

  Schedule II   -   Valuation and qualifying accounts

  Schedule V    -   Supplementary information concerning
                         property-casualty insurance
                         operations

Financial statement schedules not included              Reason
------------------------------------------              ------
  Schedule III  -   Real Estate and
                         Accumulated Depreciation    Not applicable

  Schedule IV   -   Mortgage Loans on Real
                         Estate                      Not applicable

Board of Directors
United Grocers, Inc.


                         INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying consolidated balance sheets of United Grocers, Inc. and subsidiaries as of September 29, 1995 and September 30, 1994, and the related consolidated statements of income, members' equity and cash flows for each of the three years in the period ended September 29, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Grocers, Inc. and subsidiaries as of September 29, 1995 and September 30, 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 29, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for investments in 1994-95. Also, as discussed in Notes 4 and 11, the Company changed its method of accounting for inventories in 1992-93 and for reinsurance in 1993-94.



Portland, Oregon
December 14, 1995


                                                          DeLap, White & Raish

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 29, 1995 AND SEPTEMBER 30, 1994


                                    ASSETS

                                                  1995              1994
                                                --------          --------
Current assets:
 Cash and cash equivalents                   $ 13,045,456      $ 12,984,028
 Investments maintained for
  insurance reserves (Note 1.d. & f.
  & 2)                                         40,809,762        36,939,578
 Accounts and notes receivable
  (Note 3 & 11)                                70,706,049        60,290,461
 Inventories (Note 1.e. & 4)                   81,477,754        74,307,422
 Other current assets (Note 11 & 13)            3,870,703         5,367,295
 Deferred income taxes (Note 9)                 2,537,323         2,811,914
                                             ------------      ------------

  Total current assets                        212,447,047       192,700,698
                                             ------------      ------------



Non-current assets:
 Notes receivable (Note 3)                     21,950,478        33,155,543
 Investment in and accounts with
  affiliated companies (Note 1.c. & 16)         8,392,281         7,832,484
 Other receivables and investments              6,869,895         6,899,133
 Other non-current assets (Note 5)             11,668,590         7,730,575
                                             ------------      ------------

  Total non-current assets                     48,881,244        55,617,735
                                             ------------      ------------



Property, plant and equipment - (net
 of accumulated depreciation) (Note 6)         61,127,772        58,517,120
                                             ------------      ------------


  Total                                      $322,456,063      $306,835,553
                                             ============      ============












The accompanying notes are an integral part of this financial statement.

                        LIABILITIES AND MEMBERS' EQUITY

                                                  1995              1994
                                             ------------      ------------
Current liabilities:
 Notes payable - bank (Note 7)               $ 48,515,543      $ 31,020,667
 Accounts payable                              60,461,117        64,629,410
 Insurance reserves supported by
  investments (Note 1.f., 2 and 11)            29,958,678        32,038,408
 Compensation and taxes payable                 3,118,827         2,952,534
 Other accrued expenses                         3,662,495         3,159,900
 Members' patronage payable (Note 10)           6,646,867         6,865,736
 Current installments on long-term
  liabilities (Note 8)                          7,573,215         6,776,197
                                             ------------      ------------
  Total current liabilities                   159,936,742       147,442,852

Long-term liabilities (Note 8)                115,623,670       114,669,266

Deferred income taxes (Note 9)                  3,651,247         3,744,109

Deferred income (Note 14)                         886,917           554,469
                                             ------------      ------------
  Total liabilities                           280,098,576       266,410,696
                                             ------------      ------------
Commitments and contingencies (Note 18)

Members' equity:
 Common stock (authorized, 10,000,000
  shares at $5.00 par value; issued
  and outstanding, 655,663 shares in
  1995 and 619,881 shares in 1994)
  (shares owned by a member in excess
  of 4,000 are subject to repurchase
  Note 1.l. & m.)                               3,278,315         3,256,080
 Additional paid-in capital                    23,956,797        22,472,564
 Retained earnings                             14,923,491        14,696,213
 Unrealized gain on investments (Note 2)          198,884             --
                                             ------------      ------------
  Total members' equity                        42,357,487        40,424,857
                                             ------------      ------------
  Total                                      $322,456,063      $306,835,553
                                             ============      ============

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
    YEARS ENDED SEPTEMBER 29, 1995, SEPTEMBER 30, 1994, AND OCTOBER 1, 1993


                                   1995             1994            1993
                              --------------    ------------    ------------
Net sales and operations      $1,018,248,456    $954,220,350    $876,985,353
                              --------------    ------------    ------------
Costs and expenses:
 Cost of sales (Note 1.e.)       870,097,228     816,721,077     749,447,130
 Operating expenses              101,029,068      93,991,529      88,046,293
 Selling and administrative
  expenses                        10,872,432       9,533,741       9,441,916
 Depreciation (Note 1.g. & 6)      5,952,576       5,609,779       4,737,401
 Interest:
  Interest expense                12,773,947       9,156,822       8,217,017
  Interest income                 (4,494,053)     (3,535,802)     (3,552,107)
                              --------------    ------------    ------------
  Interest expense, net            8,279,894       5,621,020       4,664,910
                              --------------    ------------    ------------

  Total costs and expenses       996,231,198     931,477,146     856,337,650
                              --------------    ------------    ------------

Income before members' allowances
 and patronage dividends, and
 income taxes                     22,017,258      22,743,204      20,647,703

Members' allowances              (11,513,784)    (11,449,305)     (9,356,885)

Members' patronage dividends
 (Note 10)                        (8,350,000)     (8,730,168)     (9,000,000)
                              --------------    ------------    ------------

Income before income taxes         2,153,474       2,563,731       2,290,818

Provision for income taxes
 (Note 9)                           (774,469)     (1,000,341)       (576,435)
                              --------------    ------------    ------------

  Net income                  $    1,379,005    $  1,563,390    $  1,714,383
                              ==============    ============    ============










The accompanying notes are an integral part of this financial statement.

                          UNITED GROCERS, INC., AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                    YEARS ENDED SEPTEMBER 29, 1995, SEPTEMBER 30, 1994,
                                    AND OCTOBER 1, 1993

                                       Additional                 Unrealized
                             Common    paid-in        Retained      gain on
                             stock     capital        earnings    investments    Total
                             ------    ----------     --------    -----------    -----
Balance, October 2, 1992 $ 3,464,735  $20,642,128   $15,034,453  $      --   $39,141,316
Stock:
 Issued                       78,755      759,972          --           --       838,727
 Repurchased                (381,930)  (1,687,165)   (1,928,752)        --    (3,997,847)
Patronage dividends          124,195    1,291,628          --           --     1,415,823
Net income                      --           --       1,714,383         --     1,714,383
                         -----------  -----------   -----------  ----------- -----------
Balance, October 1, 1993   3,285,755   21,006,563    14,820,084         --    39,112,402

Stock:
 Issued                      148,090    1,515,656          --           --     1,663,746
 Repurchased                (334,440)  (1,757,412)   (1,687,261)        --    (3,779,113)
Patronage dividends          156,675    1,707,757          --           --     1,864,432
Net income                      --           --       1,563,390         --     1,563,390
                         -----------  -----------   -----------  ----------- -----------
Balance, September 30,
   1994                    3,256,080   22,472,564    14,696,213         --    40,424,857

Stock:
 Issued                      115,780    1,260,324         --            --     1,376,104
 Repurchased                (230,585)  (1,342,184)   (1,151,727)        --    (2,724,496)
Patronage dividends          137,040    1,566,093         --            --     1,703,133
Net income                      --           --       1,379,005         --     1,379,005
Unrealized gain on
  investments                   --           --           --         198,884     198,884
                         -----------  -----------   -----------  ----------- -----------
Balance, September 29,
   1995                  $ 3,278,315  $23,956,797   $14,923,491  $   198,884 $42,357,487
                         ===========  ===========   ===========  =========== ===========

Common stock share information:
                                        Number
Description                           of shares
-----------                           ---------
Balance, October 2, 1992                651,250
 Issued                                  57,448*
 Repurchased                            (76,386)
                                        --------
Balance, October 1, 1993                632,312
 Issued                                  54,457*
 Repurchased                            (66,888)
                                        --------

Balance, September 30, 1994             619,881
 Issued                                  81,899*
 Repurchased                            (46,117)
                                        --------

Balance, September 29, 1995             655,663
                                        ========
*  Includes prior year patronage dividends to be issued.

The accompanying notes are an integral part of this financial statement.

                           UNITED GROCERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
          YEARS ENDED SEPTEMBER 29, 1995, SEPTEMBER 30, 1994, AND OCTOBER 1, 1993


                                                1995            1994           1993
                                            -----------     -----------    -----------
Cash flows from operating activities:
  Net income                                $ 1,379,005     $ 1,563,390    $ 1,714,383
  Adjustments to reconcile net
   income to net cash provided by
   (used in) operating activities:
    Depreciation                              5,952,576       5,609,779      4,737,401
    Provision for doubtful accounts
      and notes                               1,894,189       1,992,589      2,182,551
    Patronage dividends payable
     in common stock                          1,703,133       1,864,432      1,415,823
    Loss (gain) on sale of assets               402,634         174,927       (472,126)
    Equity in loss (earnings) of
      affiliates                                 46,989         191,760           (772)
    Deferred income taxes                       181,729         474,889        341,209
    (Increase) decrease in non-cash
      current assets:
      Accounts and notes receivable         (11,087,908)    (15,343,787)     1,564,454
      Inventories                            (7,170,332)       (441,006)    (3,358,014)
       Other current assets                   1,496,592        (642,531)       134,362
    Increase (decrease) in non-cash
     current liabilities:
      Accounts payable and
        insurance reserves                   (6,248,023)      5,018,583      9,768,705
      Compensation and taxes payable            166,293         264,397     (1,107,883)
      Other accrued expenses                    502,595        (552,204)       239,803
      Members' patronage payable               (218,869)       (349,191)      (525,047)
    (Increase) decrease in other
      non-current assets                     (3,908,777)     (2,598,160)       518,142
                                            ------------    ------------   -----------
        Net cash provided by (used in)
         operating activities               (14,908,174)     (2,772,133)    17,152,991
                                            ------------    ------------   -----------

Cash flows from investing activities:
 Loans to members                           (18,578,568)    (17,768,465)   (18,766,639)
 Collections on loans to members              7,758,425       6,325,619      6,155,085
 Proceeds from sale of member loans          20,803,339       8,606,739        900,373
 Sale of investments                          3,607,299         843,718           --
 Redemption of investments                    4,630,686       4,747,745      3,857,384
 Purchase of investments                    (11,909,285)     (8,133,459)    (8,039,512)
 Investment in affiliated companies            (606,786)     (6,094,315)          --
 Sale of property, plant
  and equipment                               1,738,326         408,777      2,936,809
 Purchase of property, plant
  and equipment                             (10,371,740)     (5,254,582)   (11,990,981)
                                            ------------    ------------   -----------
        Net cash used in investing
         activities                          (2,928,304)    (16,318,223)   (24,947,481)
                                            ------------    ------------   -----------


The accompanying notes are an integral part of this financial statement.

                           UNITED GROCERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
          YEARS ENDED SEPTEMBER 29, 1995, SEPTEMBER 30, 1994, AND OCTOBER 1, 1993


                                                1995            1994           1993
                                            ------------   ------------   ------------
Cash flows from financing activities:
 Sale of common stock                       $  1,376,104   $  1,663,746   $    838,727
 Repurchase of common stock                   (2,724,496)    (3,779,113)    (3,997,847)
 Proceeds of long-term liabilities:
  Revolving bank lines of credit             689,100,000    807,500,000    510,100,000
  Mortgages and notes                         25,640,393     12,104,717      5,505,830
  Redeemable notes and certificates           19,529,600     22,395,400     25,322,100
 Repayment of long-term liabilities:
  Revolving bank lines of credit            (671,605,124)  (801,209,733)  (499,918,520)
  Mortgages and notes                        (23,925,822)    (2,789,206)   (10,893,362)
  Redeemable notes and certificates          (19,492,749)   (22,618,900)   (18,745,800)
                                            ------------   -------------  -------------
        Net cash provided by
         financing activities                 17,897,906     13,266,911      8,211,128
                                            ------------   -------------  -------------

Net increase (decrease) in cash
 and cash equivalents                             61,428     (5,823,445)       416,638

Cash and cash equivalents:
 Beginning of year                            12,984,028     18,807,473     18,390,835
                                            ------------   -------------  -------------
        End of year                         $ 13,045,456    $12,984,028    $18,807,473
                                            ============   =============  =============



The accompanying notes are an integral part of this financial statement.


                     UNITED GROCERS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 29, 1995


1.    Summary of significant accounting policies

  a.  Reporting year

      United Grocers, Inc. (the Parent) and subsidiaries (the Company) reports on a fiscal year of 52 or 53 weeks which is the fiscal year of the distribution segment. The Parent's fiscal closing date is the Friday nearest September 30. The fiscal year of the subsidiaries included in the insurance segment ends on September 30.

  b.  Organization

      The Parent operates primarily as a wholesale grocery cooperative. The Parent's stock is owned by its member customers. Sales to these members account for approximately 80% of the wholesale grocery sales.

  c.  Principles of consolidation

      The consolidated financial statements include the accounts of United Grocers, Inc. and its wholly-owned subsidiaries as follows: Grocers Insurance Group, Inc., Grocers Insurance Agency, Inc., UGIC, Ltd., Grocers Insurance Company, United Workplace Consultants, Inc., Western Passage Express, Inc., Northwest Process, Inc., UG Resources, Inc., United Resources, Inc., Affiliated General Agency, Inc., Premier Consulting, Inc., Western Security Services, Ltd., Rich and Rhine, Inc. (new in 1995) and BAT Enterprises, Inc. All intercompany balances and transactions have been eliminated upon consolidation. Investment in affiliated companies is stated at cost plus the Company's share of undistributed earnings since acquisition (see Note 16).

  d.  Investments

      Beginning in 1994-95, the Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, issued May 1993. See Note 2 for details. Investments are primarily in non-equity securities. The Company's intent is to hold most of these securities until maturity. Sales and redemptions of investments are primarily the result of maturities. Any realized gains or losses are usually the result of immaterial differences between the called amount and amortized cost. The market value of these investments at September 29, 1995 and September 30, 1994 is $41,610,228 and $36,487,841,
      respectively.

  e.  Inventories and cost of sales

      Inventories relate primarily to the distribution operation and are valued at the lower of cost or market. The cost of these inventories is determined under the first-in, first-out (FIFO) method. See Note 4 for change in accounting for inventories.

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 29, 1995


1.    Summary of significant accounting policies (continued)

  e.  Inventories and cost of sales (continued)

      Cost of sales includes primarily the cost of distribution and insurance operations. The distribution operation costs include the purchases of product net of allowances paid and received, less the net advertising department margins, plus the handling allowances made to members based upon the cost of servicing their accounts. The insurance operation costs include losses reported, a provision for losses incurred but not reported and premium refunds.

  f.  Restricted assets and net assets

      Restricted assets and net assets that may not be transferred to the parent company in the form of loans, advances, or cash dividends by the insurance company subsidiary without the consent of various state insurance agencies as of September 29, 1995 are as follows:

         Cash and cash equivalents                    $   350,238
         Investments                                   17,284,345
                                                      -----------
         Total                                        $17,634,583
                                                      ===========

      In addition, although not formally restricted, the balance of the investments of $23,326,533 represents assets that have been accumulated for the possible payment of claims against the insurance reserves.

  g.  Property, plant and equipment

      Property, plant and equipment is carried at cost and includes expenditures for new facilities and those which substantially increase the useful lives of the existing plant and equipment. The Company capitalizes interest as a component of the cost of significant
      construction projects.    During the year ended October 1, 1993,
      interest was capitalized in the amount of $64,929 out of a total interest of $8,281,946 which resulted in an increase in the net income of approximately $49,000. No interest was capitalized in 1995 or 1994.

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
         Office equipment                             5 - 10 years

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 29, 1995

1.    Summary of significant accounting policies (continued)

  h.  Amortization

      Long-term liability loan costs, software costs, goodwill, and non-competition agreements are being amortized and charged to operating expenses on a straight-line basis over five to twenty years.

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

  j.  Income taxes

      The Company and its subsidiaries file a consolidated federal income tax return. Income tax expense is allocated among those companies with taxable income. The Company operates and is taxed as a cooperative. Accordingly, amounts distributed as patronage dividends are not included in its taxable income but are instead taxed to the individual members receiving the patronage dividends. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the years in which the differences are expected to affect taxable income. In 1995 a valuation allowance of $2,994,000 was considered necessary for state NOL carryovers to reduce the deferred tax asset to the amount expected to be realized. Income tax expense is the tax payable for the year and the change during the year in net deferred tax assets and liabilities. See Note 9 for details.

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

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 29, 1995


1.    Summary of significant accounting policies (continued)

  m.  Common stock

      The Company's board policy, subject to change without notice, requires the Company to repurchase on request the number of shares a member owns in excess of 4,000 shares. The excess shares are repurchased over a five year period at the current adjusted book value each year, payable in cash. At September 29, 1995 and September 30, 1994, there were 18,229 and 22,409 shares, respectively, subject to repurchase in the amount of $1,084,626 and $1,277,313, respectively. At September 29, 1995 and September 30, 1994, there were 1,471 and 2,869 shares, respectively, held for possible redemption in the amount of $87,525 and $163,533, respectively.

  n.  Advertising costs

      The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense for 1995, 1994 and 1993 was $1,191,436, $1,027,214 and $981,399, respectively.

  o.  Statement of cash flows

      For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

  p.  Reclassifications

      Certain reclassifications have been made to prior year balances to conform to the current year classification.

2.    Investments

  Investments in accordance with SFAS No. 115 (see Note 1.d.) are classified and accounted for as follows:

      .  Held-to-maturity securities are reported at amortized cost.
      . Trading securities are reported at fair value, with unrealized gains and losses included in earnings.
      . Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of members' equity.

  SFAS No. 115 is not applied retroactively to prior years' financial statements. The effect on retained earnings of initially applying this statement is reported as a change in accounting principle. The cumulative effect as of October 1, 1994 was an unrealized loss of approximately $46,000.

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 29, 1995


2.    Investments (continued)

  The amortized cost and estimated market values of investments in debt securities and other investments at the balance sheet date are as follows:

                                                   Carrying
                                                  amount and
                                     Number        amortized       Market
  Name of issuer and               of shares        cost of       value of
  title of each issue               or units      each issue     each issue
  -------------------              ---------      ----------     ----------
  1995:
   United States Government
    and its agencies               25,350,000     $25,769,781    $26,506,490

   Any state of the United
    States and its agencies         2,840,000       2,979,132      3,018,919

   Political subdivision of
    a state of the United
    States and its agencies         5,995,000       6,201,500      6,319,852

   Corporate bonds                  5,610,000       5,658,984      5,756,735
                                                  -----------    -----------
      Subtotal - debt securities   40,609,397      41,601,996

   Corporate stock                        298           1,481          8,232
                                                  -----------    -----------
      Subtotal                     40,610,878      41,610,228

   Unrealized gain on available-
    for-sale securities                               198,884           --
                                                  -----------    -----------
      Total                                       $40,809,762    $41,610,228
                                                  ===========    ===========

  1994:
   United States Government
    and its agencies              18,670,000      $19,303,713    $18,846,955

   Any state of the United
    States and its agencies        3,395,000        3,539,142      3,531,561

   Political subdivision of
    a state of the United
    States and its agencies        8,275,000        8,604,835      8,615,517

   Corporate bonds                 5,410,000        5,490,407      5,487,134
                                                  -----------    -----------
      Subtotal - debt securities                   36,938,097     36,481,167

   Corporate stock                       298            1,481          6,674
                                                  -----------    -----------
      Total                                       $36,939,578    $36,487,841
                                                  ===========    ===========

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 29, 1995


2.    Investments (continued)

  Investments of debt securities by classification under SFAS No. 115 at September 29, 1995 are as follows:
                                                     Gross
                                                   unrealized     Aggregate
                                   Amortized       gains and        fair
                                      cost          (losses)        value
                                   ---------       ----------     ---------
      Held-to-maturity            $35,827,706     $   793,715    $36,621,421
      Available-for-sale            4,781,691         198,884      4,980,575
                                  -----------     -----------    -----------
         Total                    $40,609,397     $   992,599    $41,601,996
                                  ===========     ===========    ===========

  For the year ended September 29, 1995 (initial year of application) the gross proceeds from the sales of securities available-for-sale was $3,607,299. The gross realized gains from these sales were $142,257. There were no realized losses. The method used to determine cost when calculating the realized gains was the amortized cost of the specific security sold. There are no gains or losses included in earnings as a result of transfers of securities between categories. There were no securities classified as trading securities during this initial year.

  During this initial year, because of changing market conditions, management decided to transfer certain securities from held-to-maturity category to the available-for-sale category. The amortized cost of these securities at the time of transfer was $4,751,807 with a related net unrealized gain of $386,834.

  The amortized cost and estimated market value of debt securities at the balance sheet date, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                  1995                         1994
                         -----------------------      ----------------------
                         Amortized        Market      Amortized       Market
                            cost          value         cost          value
                         ---------        -----       ---------       ------
  Due in one year or
      less              $ 5,210,406   $ 5,303,554   $ 4,136,043   $ 4,176,752
  Due after one year
   through five years    19,066,319    19,415,921    16,869,731    17,046,729

  Due after five years
   through ten years     15,783,193    16,324,879    15,882,892    15,207,218

  Due after ten years       549,479       557,642        49,431        50,468
                        -----------   -----------   -----------   -----------

      Total             $40,609,397   $41,601,996   $36,938,097   $36,481,167
                        ===========   ===========   ===========   ===========

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 29, 1995


3.    Accounts and notes receivable

  These consist of amounts due principally from members at the balance sheet date as follows:
                                                    1995            1994
                                                -----------     -----------
   Accounts receivable                          $59,229,982     $46,640,928
   Insurance premiums and related balances        8,509,160      10,898,715
   Less allowance for doubtful accounts          (1,176,767)     (1,270,987)
                                                -----------     -----------
    Net accounts receivable                      66,562,375      56,268,656
                                                -----------     -----------

   Notes receivable - current portion             4,224,381       4,057,961
   Less allowance for doubtful notes                (80,707)        (36,156)
                                                -----------     -----------
    Net current notes receivable                  4,143,674       4,021,805
                                                -----------     -----------

    Net current accounts and
     notes receivable                           $70,706,049     $60,290,461
                                                ===========     ===========

   Notes receivable - non-current portion       $22,378,000     $33,454,161
   Less allowance for doubtful notes               (427,522)       (298,618)
                                                -----------     -----------

    Net non-current notes receivable            $21,950,478     $33,155,543
                                                ===========     ===========

   The notes receivable from members are generally for periods of two years to ten years at interest rates of 3.00% to 12.00%. The annual maturities for each of the next five fiscal years following September 29, 1995 are as follows:

          Year                                Amount
          ----                                ------
          1996                            $ 4,224,381
          1997                              1,812,209
          1998                              1,894,931
          1999                              2,021,685
          2000                              1,877,851

  The provision for doubtful accounts and notes charged to operating expenses for the three years ended September 29, 1995 amounted to $1,894,189, $1,992,589, and $2,182,551, respectively.

4.    Change in accounting for inventories

  The Company changed in 1992-93 its method of accounting for the cost of the general wholesale grocery category of inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The Company believes that the use of the FIFO method better matches current costs with current revenues and more appropriately reflects its financial condition. This change has also been made for income tax purposes.

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 29, 1995


4.    Change in accounting for inventories (continued)

  The change has been applied retroactively and the effect of this change on beginning retained earnings at October 2, 1992 is as follows:

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
                                                                  ===========

5.    Other non-current assets

  Other non-current assets at the balance sheet date consist of the following:
                                                      1995            1994
                                                  ------------    ------------
  Covenant not to compete - net
   of accumulated amortization of
   $1,232,869 in 1995 and $802,445
   in 1994                                        $ 1,641,813     $   765,953
  Software - net of accumulated
   amortization of $1,737,639 in
   1995 and $1,295,466 in 1994                      1,582,531       2,108,790
  Loan fees - net of accumulated
   amortization of $682,199 in
   1995 and $584,847 in 1994                          425,189         460,097
  Software in progress                              5,162,152       2,693,772
  Other                                             2,856,905       1,701,963
                                                  -----------     -----------

      Total                                       $11,668,590     $ 7,730,575
                                                  ===========     ===========

6.    Property, plant and equipment (at cost)

  Property, plant and equipment as of the balance sheet date consists of the following:
                                                     1995            1994
                                                 ------------    ------------
  Land                                           $ 3,580,477     $ 3,421,277
  Buildings and improvements                      54,103,086      54,204,591
  Warehouse and truck equipment                   37,627,830      34,291,075
  Office equipment                                11,104,702       8,564,659
  Construction in progress                         1,323,492         640,035
                                                 -----------     -----------
      Total property, plant and
       equipment                                 107,739,587     101,121,637
  Less accumulated depreciation                  (46,611,815)    (42,604,517)
                                                 -----------     -----------

      Net property, plant and
       equipment                                 $61,127,772     $58,517,120
                                                 ===========     ===========

  Depreciation expense for 1995, 1994 and 1993 was $5,952,576, $5,609,779 and
  $4,737,401, respectively.

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 29, 1995


7.    Notes payable - bank

  Notes payable - bank consists of borrowings on bank lines of credit at a weighted average interest rate of 6.75% at September 29, 1995 and 5.72% at September 30, 1994.

  At September 29, 1995 and September 30, 1994, the Company had unused lines of credit totaling $24,500,000 and $19,000,000, respectively; and unused letters of credit totaling $350,000 at September 30, 1994, only.

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

8.    Long-term liabilities

  Long-term liabilities at the balance sheet date consist of the following:

                                                   1995            1994
                                               -----------     -----------
   Notes payable - bank:

      Credit agreement notes maturing
       on April 30, 1997 with interest
       rates of 6.70% per annum at
       September 29, 1995 and 5.77% per
       annum at September 30, 1994.  The
       interest rates ranged from 5.95%
       to 7.00% in 1995 and from 3.84%
       to 5.89% in 1994.                       $ 17,000,000    $ 35,000,000

   Notes payable - insurance companies:

       Senior notes payable to seven
       (six in 1994) insurance companies
       with interest rates of 8.42% and
       9.15% per annum.  Interest payable
       monthly.  Principal repayments
       annually commencing October 1, 1992
       in the amount of $3,336,000 and each
       October 1 thereafter in the amount
       of $3,333,000 until 2000; and
       $4,000,000 due in 2004, maturing
       in full 2005.                             39,998,000      23,331,000

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 29, 1995

8. Long-term liabilities (continued)
                                                   1995             1994
                                               ------------    ------------
   Notes payable - other:

       Capital stock residual notes, payable
       in twenty quarterly installments with
       a variable interest rate based on the
       current capital investment note rate.   $  4,239,958     $ 3,810,679

       A discounted note payable in the
       original amount of $1,741,265 without
       interest, discounted at 9.90%, payable
       in two installments of $641,265 in
       1996 and $1,100,000 in 1997.               1,528,170            --

       A covenant not-to-compete in the
       original amount of $1,072,008 with
       interest at 9.90%, payable in
       monthly installments of $42,500
       until 2004.                                1,022,795            --

       Four notes with interest at 7.50%
       per annum payable in monthly
       installments of $24,404 beginning
       October 1995 (secured by equipment).       1,217,712            --

       Two notes with interest at 9.25%
       per annum payable in monthly
       installments of $28,136 beginning
       January 1988 (secured by equipment).            --            83,123

       A real property contract for the
       purchase of an office building,
       payable in 180 monthly installments
       of $2,346 including interest at
       12.5% per annum until 1999 (secured
       by real property).                            85,386         101,734

       Other note payable                             2,292          27,500

   Mortgage notes (secured by real property):

       A note payable in monthly installments
       of $41,449 including interest at 9%
       until 1996.                                  442,243         878,279

       A note payable in monthly installments
       of $43,721 including interest at 10.30%
       per annum until 1995.                           --           457,059

       A note payable in monthly installments
       of $31,615 including interest at 7.25%
       until 2013.                                3,816,529       3,907,589

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 29, 1995


8. Long-term liabilities (continued)
                                                   1995            1994
                                               -----------     -----------
   Redeemable notes and certificates:

       Capital investment notes
       (subordinated), interest ranging
       from 5.75% to 8%.  Maturity dates
       range from 1995 to 2004 which is
       ten years from dates of issue.          $ 50,619,400    $ 50,319,700

       Registered redeemable building
       notes (subordinated), interest
       at 8%.  No fixed maturity date.            3,199,100       3,482,400

       Redeemable transferable notes,
       (subordinated), interest at
       5.75%.  No fixed maturity.                    25,300          46,400
                                               ------------    ------------
          Total                                 123,196,885     121,445,463
          Less current installments              (7,573,215)     (6,776,197)
                                               ------------    ------------

          Total long-term liabilities          $115,623,670    $114,669,266
                                               ============    ============

   Total maturities of long-term liabilities in each of the next five fiscal years are as follows:

            Year                                    Amount
            ----                                    ------
            1996                               $  7,573,215
            1997                                 25,377,366
            1998                                  5,904,803
            1999                                  6,115,983
            2000                                  6,346,450

   The Company's loan agreements require the maintenance of certain financial ratios and a minimum amount of capital and subordinated debt. The Company was in compliance with these requirements as of September 29, 1995 and September 30, 1994.

9. Income taxes

   The provision for income taxes for the three years consists of the following:

                                      1995          1994           1993
                                      ----          ----           ----
    Current payable:
     Federal                      $  542,585    $  439,200     $  162,758
     State                            50,156        86,252         72,468
    Deferred                         181,728       474,889        341,209
                                  ----------    ----------     ----------
         Total                    $  774,469    $1,000,341     $  576,435
                                  ==========    ==========     ==========

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 29, 1995


9.    Income taxes (continued)

  The effective income tax rate for the three years ended September 29, 1995 does not correspond with the Federal tax rate. The reconciliation of this rate to the effective income tax rate is as follows:

                                          1995           1994          1993
                                          ----           ----          ----

    Statutory income tax rate (34%)    $  732,181   $  871,668    $  778,878
    State income taxes, net of
     Federal income tax benefit            33,103       56,926        47,829
    Tax exempt interest                  (133,622)    (158,673)     (133,080)
    Refunds as a result of carrybacks     (64,954)        --        (184,980)
    Prior year under accrual                 --        179,235          --
    Other                                 207,761       51,185        67,788
                                       ----------   ----------    ----------

         Income tax expense            $  774,469   $1,000,341    $  576,435
                                       ==========   ==========    ==========

        Effective income tax rate            36.0%        39.0%         25.2%
                                             ====         ====          ====
  The significant components of the deferred income taxes - current asset and non-current liability as of the balance sheet date are as follows:

                                          1995           1994
                                       ----------     ----------
  Deferred income taxes -
   current asset:
    Insurance reserves                 $1,041,485     $1,041,678
    Inventories                           746,442        738,842
    Unearned insurance premiums           508,089        541,417
    Allowance for doubtful accounts       420,530        471,288
    Other                                (179,223)        18,689
                                       ----------     ----------

      Total                            $2,537,323     $2,811,914
                                       ==========     ==========

   Deferred income taxes -
    non-current liability:
     Accumulated depreciation          $5,070,833     $4,589,568
     Deferred income                     (345,898)      (216,243)
     Allowance for doubtful notes        (233,679)      (143,653)
     Deferred compensation               (174,550)      (129,398)
     Advance deposits                     (54,020)       (52,004)
     Alternative minimum tax
      (AMT) credit                       (611,439)      (304,161)
                                       ----------     ----------

       Total                           $3,651,247     $3,744,109
                                       ==========     ==========

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 29, 1995


9. Income taxes (continued)

   The significant components of deferred income tax expense for the three years are as follows:
                                          1995           1994          1993
                                          ----           ----          ----
   Decrease (increase) in deferred
    income taxes - asset               $ 274,590      $  11,915     $ 157,747
   (Decrease) increase in
    deferred income taxes -
    liability after applying
    AMT credit                           (92,862)        62,974       183,462
                                       ----------     ---------     ---------
       Total                           $ 181,728      $ 474,889     $ 341,209
                                       ==========     =========     =========

   The Company has net operating loss carryovers of approximately $3,500,000 to apply against future years' State income taxes, expiring in years 2007 through 2010. These operating loss carryovers are the result of the insurance company subsidiary being required to file a separate calendar year State tax return and not giving the parent the benefit of this offset on its State tax return. The Company also has unused State energy tax credits of approximately $45,000, expiring in 1998.

10.    Members' patronage dividends

   The Company's income from sales to members, before income taxes and patronage dividends, is available, at the discretion of the Board of Directors, to be returned to the members in the form of patronage dividends. As of year end, the Board of Directors voted to distribute the following in patronage dividends:

                                         1995          1994          1993
                                      ---------     ----------    ----------
    Payable in cash and shown as
     a current liability             $ 6,646,867   $ 6,865,736   $ 7,584,177
    Distributable in the form
     of common stock                   1,703,133     1,864,432     1,415,823
                                     -----------   -----------   -----------

         Total                       $ 8,350,000   $ 8,730,168   $ 9,000,000
                                     ===========   ===========   ===========

11. Reinsurance

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

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 29, 1995


11. Reinsurance (continued)

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

    Reinsurance amounts reflected in the financial statements are as follows:

                                           1995           1994
                                       -----------    ------------
    For the balance sheet:
     Reinsurance recoverable for
      ceded losses                     $ 5,081,542    $ 3,792,152
     Prepaid reinsurance premiums        2,050,101      1,394,254
                                       -----------    -----------

         Total                         $ 7,131,643    $ 5,186,406
                                       ===========    ===========

                                       1995           1994          1993
                                       ----           ----          ----
    For the income statement:
     Premiums written:
      Gross                         $27,808,928   $23,992,639    $24,430,854
      Assumed                           698,280       860,953        715,760
      Ceded                          (7,364,002)   (6,652,410)    (6,597,150)
                                    -----------   -----------    -----------

         Net premiums written       $21,143,206   $18,201,182    $18,549,464
                                    ===========   ===========    ===========

      Percentage of amount
       assumed to net                      3.30%         4.73%          3.86%
                                           ====          ====           ====
     Premiums earned:
      Gross                         $27,375,036   $23,736,321    $24,185,628
      Assumed                           718,692       829,978        750,619
      Ceded                          (7,364,002)   (6,505,887)   (6,493,811)
                                    -----------   -----------    -----------

         Net premiums earned        $20,729,726   $18,060,412    $18,442,436
                                    ===========   ===========    ===========

      Percentage of amount
       assumed to net                      3.47%         4.60%          4.07%
                                           ====          ====           ====

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 29, 1995


11. Reinsurance (continued)
                                        1995          1994           1993
                                    ------------  ------------   ------------
Expenses:
      Losses and loss adjustment
       expenses                     $21,000,749   $15,079,858    $17,481,462
      Reinsurance recoveries         (5,511,850)   (3,389,844)    (2,121,602)
                                    -----------   -----------    -----------
         Net losses and loss
          adjustment expenses       $15,488,899   $11,690,014    $15,359,860
                                    ===========   ===========    ===========

12. Segment reporting

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

    A summary of information about the Company's operations by segment before intersegment eliminations for the three years is as follows:

                                      1995           1994           1993
                                 --------------  ------------   ------------
    Net sales and operations:
     Distribution                $  996,966,961  $936,266,067   $857,439,871
     Insurance                       22,794,952    18,788,523     20,525,392
      Less intersegment insurance
       sales and expenses            (1,513,457)     (834,240)      (979,910)
                                 --------------  ------------   ------------

         Total                   $1,018,248,456  $954,220,350   $876,985,353
                                 ==============  ============   ============

    Income before allowances,
     dividends, income taxes
     and accounting change:
      Distribution               $   18,889,425  $ 19,791,157   $ 18,162,132
      Insurance                       3,127,833     2,952,047      2,485,571
                                 --------------  ------------   ------------
         Total                   $   22,017,258  $ 22,743,204   $ 20,647,703
                                 ==============  ============   ============

    Total assets:
     Distribution                $  260,365,677  $243,267,148   $226,346,768
     Insurance                       63,698,155    64,923,598     64,591,472
                                 --------------  ------------   ------------

         Total                   $  324,063,832  $308,190,746   $290,938,240
                                 ==============  ============   ============

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 29, 1995


12. Segment reporting (continued)
                                         1995          1994          1993
                                         ----          ----          ----
    Depreciation expense:
      Distribution                   $  5,770,681  $  5,408,896  $  4,643,401
      Insurance                           181,895       200,883        94,000
                                     ------------  ------------  ------------

         Total                       $  5,952,576  $  5,609,779  $  4,737,401
                                     ============  ============  ============

    Capital expenditures:
     Distribution                    $ 10,096,516  $  5,161,425  $ 11,310,048
     Insurance                            275,224        93,157       680,933
                                     ------------  ------------  ------------

         Total                       $ 10,371,740  $  5,254,582  $ 11,990,981
                                     ============  ============  ============

    For net sales and operations, wholesale grocery sales (primarily to members) during the three years ended September 29, 1995 accounted for approximately 93%, 95% and 93%, respectively, of the distribution total. Premium revenue (primarily from members) accounted for approximately 96%, 95% and 90%, respectively, of the insurance total.

    The change in the method of accounting for inventories (Note 4) related to and affected only the distribution segment.

13.    Retirement plans

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

   The Company also participates in several multi-employer pension plans for the benefit of its employees who are union members. The data available from administrators of the multi-employer plans is not sufficient to determine the accumulated benefit obligation, nor the net assets attributable to the multi-employer plans in which the Company's union employees participate.

   The financial statements include pension expense for the company-sponsored pension plan as determined using Statement of Financial Accounting Standards (SFAS) No. 87, Employers' Accounting for Pensions. The effect of SFAS 87 was a decrease of pension expense in the amount of $362,794 for 1995, $546,894 for 1994, and $484,020 for 1993. The Company's
   unrecognized net asset resulting from the initial application of SFAS 87 is being amortized over eighteen years.

   In determining the actuarial present value of the projected benefit obligation, a discount rate of 8% and a future maximum compensation increase rate of 4% were used. The expected long-term rate of return on assets was 8%.

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 29, 1995


13.    Retirement plans (continued)

   Pension costs for all plans for the three years consist of the following:

                                          1995          1994         1993
                                          ----          ----         ----
    Company-sponsored:
     Service costs of benefits
      earned                          $   945,413   $   918,423  $   910,214
     Interest cost on the projected
      benefit obligation                1,557,954     1,448,447    1,339,393
     Expected return on plan assets    (1,713,673)   (1,688,595)  (1,443,513)
     Net amortization of unrecognized
      net asset                          (168,168)     (168,168)    (168,168)
     Unrecognized net gain                   --          (4,414)        --
     Unrecognized prior service cost       61,478        73,760       73,760
                                      -----------   -----------  -----------

         Net salaried pension cost        683,004       579,453      711,686

    Multi-employer plan costs           2,590,269     2,395,300    2,180,280
    Matching costs of 401(k) plans        384,282       391,605      437,413
                                      -----------   -----------  -----------

         Total pension expense        $ 3,657,555   $ 3,366,358  $ 3,329,379
                                      ===========   ===========  ===========

    The following table sets forth the Company-sponsored plan's funded status as of year end:

    Actuarial present value of
     benefit obligations:
      Vested                          $14,997,208   $13,337,570  $12,397,747
      Non-vested                          927,101       823,015      819,479
                                      -----------   -----------  -----------
      Accumulated benefit obligation   15,924,309    14,160,585   13,217,226
      Effect of projected future
       compensation levels              4,767,286     4,881,117    4,501,814
                                      -----------   -----------  -----------
      Projected benefit obligation     20,691,595    19,041,702   17,719,040
    Plan assets at fair value,
     primarily listed stocks, fixed
     income, and bond and equity
     funds                             24,482,376    22,030,725   21,056,267
                                      -----------   -----------  -----------
    Excess of plan assets over
     projected benefit obligation       3,790,781     2,989,023    3,337,227
    Unrecognized prior service cost       716,993       778,471    1,031,162
    Unrecognized net gain              (2,745,049)   (1,422,307)  (2,273,777)
    Unrecognized net asset, net of
     amortization                      (1,729,335)   (1,897,503)  (2,065,671)
                                      -----------   -----------  -----------

       Prepaid pension cost           $    33,390   $   447,684  $    28,941
                                      ===========   ===========  ===========

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 29, 1995


13. Retirement plans (continued)

    In addition to pension benefits, the Company provides health benefits for certain retired salaried employees. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 106, Employer's Accounting for Post Retirement Benefits Other Than Pensions. This statement will require accrual of such benefits during the years an employee provides services. The costs of these benefits are currently expensed on a pay-as-you-go basis. The cost of this retiree health care is funded out of current operations and was approximately $349,000 in 1995, $356,000 in 1994 and $282,000 in 1993. The impact of this new standard has not been fully determined, but the change likely will result in a greater liability and expense being recognized for these benefits. The Company has until 1995-96 to adopt this Statement because fewer than 500 employees will be affected.

14. Leases

    The Company is obligated under one hundred and thirteen significant leases in 1995. Forty-one of these leases are for twenty to twenty-five years with renewal options and involve supermarket properties which are subleased to members. Six of these leases are subleased to affiliated companies. The remaining leases represent property and equipment used by the Company. The leases expire at various dates, the last expiring in 2018. Rental expense for the three years consists of the following:

                                          1995          1994         1993
                                      ------------  -----------  -----------
         Minimum rentals              $15,252,948   $13,690,702  $14,082,104
         Less sublease income           6,549,338    (5,971,461)  (6,554,855)
                                      ------------  -----------  -----------
            Net rental expense        $ 8,703,610   $ 7,719,241  $ 7,527,249
                                      ============  ===========  ===========

    The following is a schedule by years showing future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 1995:

           Fiscal                       Minimum       Minimum        Net
            year                      payments (A) receipts (B)    minimum
         ---------                    ------------ ------------  -----------
         1995-1996                    $ 15,340,062  $ 6,616,852  $ 8,723,010
         1996-1997                      12,632,668    6,272,417    6,360,251
         1997-1998                      11,177,507    5,659,728    5,517,779
         1998-1999                      11,052,452    5,657,941    5,394,511
         1999-2000                      10,568,835    5,731,107    4,837,728
         Later years                    84,945,834   51,838,150   33,837,728
                                      ------------ ------------  -----------
            Total                     $145,717,358  $81,776,195  $63,941,163
                                      ============ ============  ===========

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 29, 1995


14. Leases (continued)
                                        Minimum       Minimum        Net
                                      payments (A)  receipts (B)   minimum
                                      ------------  -----------  -----------
    Summary:
     Building leases                  $141,084,573  $81,582,941  $59,501,532
     Equipment leases                    4,632,785      193,054    4,439,531
                                      ------------  -----------  -----------

         Total                        $145,717,358  $81,776,195  $63,941,163
                                      ============  ===========  ===========

    (A) Minimum payments are those required by the Company over the terms of the significant leases.

    (B) Minimum receipts are those to be received by the Company from sublease agreements.

         Nineteen of the subleases as of September 29, 1995, are insured by the Company's foreign subsidiary, UGIC, Ltd. The annual rental for these leases is approximately $1,900,000. The total remaining minimum payments over the lease term for these same leases is approximately $26,900,000.

    The Company has sale-leaseback transactions for four cash and carry outlets. The sales resulted in deferred gains of approximately $1,200,000 which are being amortized over the leaseback period of fifteen years. The total remaining lease commitments are approximately $4,250,000 over fifteen years with an annual rental of approximately $310,000.

15. Supplemental cash flow information

                                      1995            1994            1993
                                  -----------     -----------     -----------
   Supplemental disclosures:
    Cash paid during the
     year for:
      Interest                    $11,753,143     $ 8,898,144     $ 8,292,247
      Income taxes - net
        of refunds                    341,836         336,810         647,836

   Supplemental schedule of
    noncash investing and
    financing activities:
     Patronage dividends payable
      in common stock               1,703,103       1,864,432       1,415,823

16.    Affiliated companies

   The Company owns interests in three separate affiliates which are accounted for on the equity method. All of these affiliates are in the grocery distribution business. One affiliate is a vendor that provides private label brand merchandise. The other affiliates operate retail grocery stores and are also members of the Company.

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 29, 1995


16.    Affiliated companies (continued)

   An approximate summary of aggregate transactions with these affiliates is as follows:
                                      1995            1994
                                  -----------     -----------
       As of year end:
        Equity interest           $ 8,392,000     $ 7,832,000
        Accounts receivable         4,820,000       1,860,000
        Notes receivable            6,440,000       4,355,000
        Accounts payable           (4,930,000)     (6,006,000)
        Undistributed earnings      1,416,000       1,463,000

                                      1995            1994            1993
                                  -----------     -----------     ----------
       During the year ended:
        Increase in equity
         interest                 $   607,000     $ 6,094,000     $      --
        Sales                      91,447,000      22,945,000            --
        Purchases                  97,541,000      89,179,000      70,334,000
        Volume incentive rebate    (1,707,000)     (1,561,000)     (1,231,000)
        Refunds, rebates and
          allowances                3,013,000         701,000            --
        Equity interest
         income (loss)                (47,000)       (192,000)        --

   These affiliates and the Company's percentage of ownership are as follows:

       Western Family Holding Company                             22%
       C & K Market, Inc.                                         22%
       R.A.F. Limited Liability Company                           50%

   All of these affiliates are privately held companies for which no ready market values are available. In management's opinion the equity interest as stated is equal to or less than the fair value of their interest in these affiliates.

17.    Concentrations of credit risk

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

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 29, 1995


17.    Concentrations of credit risk (continued)

   The Company makes store financing loans to members from time to time mainly to finance the acquisition of grocery store properties and equipment. These loans are represented by notes receivable which are secured by collateral consisting of personal property, securities and guarantees. See Note 18a. for sale of notes subject to limited recourse provisions.

   The insurance subsidiaries have investments primarily in federal securities and state municipal bonds which are backed by the full faith and credit of the respective governmental agency. See Note 2 for investment details.

18. Commitments and contingencies

    a. The Company has entered into various agreements under which it sells certain of its notes receivable from members subject to limited recourse provisions. These notes are secured by collateral which usually consists of personal property, securities and guarantees. The Company in turn receives a monthly service fee. In 1995, 1994 and 1993, the Company sold notes totaling approximately $20,800,000, $8,625,000 and $900,000, respectively. The balances of transferred notes that were outstanding and subject to recourse provisions were $28,537,400, $13,652,000 and $13,441,000 at September 29, 1995,
         September 30, 1994 and October 1, 1993, respectively.

    b. In connection with its loan activities to members, the Company has approved loan applications totaling approximately $12,700,000 for which funds have been committed, but not disbursed, as of September 29, 1995.

    c. The Company is guarantor of a covenant by a member as of September 29, 1995 totaling $300,000 with annual principal payments of approximately $50,000.

    d. The Company is a party to various litigation and claims arising in the ordinary course of business. While the ultimate effect of such actions cannot be predicted with certainty, the Company expects that the outcome of these matters will not result in a material adverse effect on the Company's consolidated financial position or results of operations.

19. Subsequent event

    In December 1995 the Company entered into a transaction to acquire certain assets and assume certain liabilities and property leases of a wholesale grocery operation in California. The approximate net book value purchase amount was $19,200,000. The approximate annual sales volume for this new operation is $300,000,000.

Board of Directors
United Grocers, Inc.



         INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENT SCHEDULES



We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in United Grocers, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated December 14, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Schedules I, II and V listed in the index under Section 210.12-04 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




Portland, Oregon
December 14, 1995                                         DeLap, White & Raish

                                                                    SCHEDULE I
                     UNITED GROCERS, INC. AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   SEPTEMBER 29, 1995 AND SEPTEMBER 30, 1994

BALANCE SHEETS:
                                    ASSETS

                                                1995             1994
                                            ------------     ------------
Current assets:
 Cash and cash equivalents                  $  1,215,643     $  1,251,143
 Accounts receivable - (net of allowance)     55,014,559       44,452,568
 Inventories                                  73,880,989       70,376,577
 Other current assets                          2,875,918        2,592,863
 Deferred income taxes                           884,350        1,183,576
                                            ------------     ------------
  Total current assets                       133,871,459      119,856,727
                                            ------------     ------------

Non-current assets:
 Investments in affiliated companies
  and intercompany accounts                   74,593,758       75,419,673
 Other non-current assets                     15,410,908       12,599,343
                                            ------------     ------------
  Total non-current assets                    90,004,666       88,019,016
                                            ------------     ------------

Property, plant and equipment - (net
 of accumulated depreciation)                 55,669,749       53,214,508
                                            ------------     ------------
  Total                                     $279,545,874     $261,090,251
                                            ============     ============


                        LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
 Notes payable - bank                       $ 48,515,543     $ 31,020,667
 Accounts payable                             49,765,896       53,702,058
 Other expenses and taxes                      4,678,846        3,461,517
 Members' patronage payable                    6,646,867        6,865,735
 Current installments on long-term
  liabilities                                  7,573,215        6,693,074
                                            ------------     ------------
  Total current liabilities                  117,180,367      101,743,051

Long-term liabilities                        115,623,670      114,669,263
Deferred income taxes                          3,696,317        3,698,611
Deferred income                                  886,917          554,469
                                            ------------     ------------
  Total liabilities                          237,387,271      220,665,394
                                            ------------     ------------

Members' equity:
 Common stock                                  3,278,315        3,256,080
 Additional paid-in capital                   23,956,797       22,472,564
 Retained earnings                            14,923,491       14,696,213
                                            ------------     ------------
  Total members' equity                       42,158,603       40,424,857
                                            ------------     ------------

  Total                                     $279,545,874     $261,090,251
                                            ============     ============

The independent auditor's report should be read with this supplemental schedule.

                                                SCHEDULE I
                     UNITED GROCERS, INC. AND SUBSIDIARIES
           CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
    YEARS ENDED SEPTEMBER 29, 1995, SEPTEMBER 30, 1994, AND OCTOBER 1, 1993

STATEMENTS OF INCOME:
                                       1995           1994          1993
                                   ------------   ------------  ------------
Net sales and operations           $937,134,185   $898,754,635  $831,264,000

Costs and expenses:
 Cost of sales                      812,077,258    782,437,215   722,308,820
 Operating expenses                  76,575,960     71,084,769    68,177,924
 Selling and administrative
   expenses                          10,872,432      9,533,741     9,441,916
 Depreciation                         4,878,412      4,444,310     3,739,787
 Interest expense, net               11,450,122      8,343,701     7,132,748
                                   ------------   ------------  ------------
   Total costs and expenses         915,854,184    875,843,736   810,801,195
                                   ------------   ------------  ------------

Income before members' allowances
 and patronage dividends, income
 taxes and income (loss) of
 subsidiaries                        21,280,001     22,910,899    20,462,805
Members' allowances                 (11,513,784)   (11,449,305)   (9,356,885)
Members' patronage dividends         (8,350,000)    (8,730,168)   (9,000,000)
                                   ------------   ------------  ------------

Income before income taxes and
 income (loss) of subsidiaries        1,416,217      2,731,426     2,105,920
Provision for income taxes             (457,895)      (876,343)     (490,419)
Income (loss) of subsidiaries           420,683       (291,693)       98,882
                                   ------------   ------------  ------------
   Net income                      $  1,379,005   $  1,563,390  $  1,714,383
                                   ============   ============  ============

STATEMENTS OF MEMBERS' EQUITY:
                                    Additional
                        Common       paid-in         Retained
                        stock         capital        earnings      Total
                     -----------    -----------    -----------  -----------
Balance, October 2,
   1992              $ 3,464,735    $20,642,128    $15,034,453  $39,141,316
Stock:
 Issued                   78,755        759,972           --        838,727
 Repurchased            (381,930)    (1,687,165)    (1,928,752)  (3,997,847)
Patronage dividends      124,195      1,291,628           --      1,415,823
Net income                  --             --        1,714,383    1,714,383
                     -----------    -----------    -----------  -----------
Balance, October 1,
  1993                 3,285,755     21,006,563     14,820,084   39,112,402

Stock:
 Issued                  148,090      1,515,656           --      1,663,746
 Repurchased            (334,440)    (1,757,412)    (1,687,261)  (3,779,113)
Patronage dividends      156,675      1,707,757           --      1,864,432
Net income                  --             --        1,563,390    1,563,390
                     -----------    -----------    -----------  -----------
Balance, Sept 30,
  1994                 3,256,080     22,472,564     14,696,213   40,424,857

Stock:
 Issued                  115,780      1,260,324           --      1,376,104
 Repurchased            (230,585)    (1,342,184)    (1,151,727)  (2,724,496)
Patronage dividends      137,040      1,566,093           --      1,703,133
Net income                  --             --        1,379,005    1,379,005
                     -----------    -----------    -----------  -----------
Balance, Sept 29, 1995
                     $ 3,278,315    $23,956,797    $14,923,491  $42,158,603
                     ===========    ===========    ===========  ===========
The independent auditor's report should be read with this supplemental schedule.

                                                SCHEDULE I
                     UNITED GROCERS, INC. AND SUBSIDIARIES
           CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
    YEARS ENDED SEPTEMBER 29, 1995, SEPTEMBER 30, 1994, AND OCTOBER 1, 1993

STATEMENTS OF CASH FLOWS:
                                          1995          1994         1993
                                      -----------   -----------  -----------
Cash flows from operating activities:
  Net income                          $ 1,379,005   $ 1,563,390  $ 1,714,383
  Adjustments to reconcile net
   income to net cash provided by
   (used in) operating activities:
    Depreciation                        4,878,412     4,444,310    3,739,787
    Provision for doubtful accounts
     and notes                            622,000       722,000    1,241,838
    Patronage dividends payable
     in common stock                    1,703,133     1,864,432    1,415,823
    Loss (gain) on sale of assets         213,478        22,593     (423,351)
    Equity in loss (earnings) of
     affiliated companies                (373,694)      483,453      (99,654)
    Deferred income taxes                 296,932       719,262      482,278
    (Increase) decrease in non-cash
     current assets:
      Accounts receivable             (11,183,991)  (16,408,543)    (240,591)
      Inventories                      (3,504,412)   (1,560,061)  (1,037,472)
      Other current assets               (283,055)     (592,812)    (110,560)
    Increase (decrease) in non-cash
   current liabilities:
    Accounts payable                   (3,936,162)    6,419,950    5,770,284
    Other expenses and taxes            1,217,329       134,923   (1,347,149)
    Members' patronage payable           (218,868)     (718,442)     466,645
    (Increase) decrease in other
    non-current assets                 (2,811,565)   (1,529,897)     693,037
                                      -----------   -----------  -----------
      Net cash provided by (used in)
       operating activities           (12,001,458)   (4,435,442)  12,265,298
                                      -----------   -----------  -----------

Cash flows from investing activities:
 (Increase) decrease in investment
  in affiliated companies               1,199,609   (13,363,124) (11,290,921)
 Sale of property, plant
  and equipment                           824,916        46,238    1,386,150
 Purchase of property, plant
  and equipment                        (8,039,599)   (3,923,351)  (8,769,116)
                                      -----------   -----------  -----------
    Net cash used in investing
     activities                        (6,015,074)  (17,240,237) (18,673,887)
                                      -----------   -----------  -----------





The independent auditor's report should be read with this supplemental schedule.

                                                                SCHEDULE I
                     UNITED GROCERS, INC. AND SUBSIDIARIES
           CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
    YEARS ENDED SEPTEMBER 29, 1995, SEPTEMBER 30, 1994, AND OCTOBER 1, 1993

STATEMENTS OF CASH FLOWS (CONTINUED):

                                        1995          1994           1993
                                     -----------   -----------   -----------
Cash flows from financing activities:
 Sale of common stock               $  1,376,104   $  1,663,746  $    838,727
 Repurchase of common stock           (2,724,496)    (3,779,113)   (3,997,847)
 Proceeds of long-term liabilities:
  Revolving bank lines of credit     689,100,000    807,500,000   510,100,000
  Mortgages and notes                 25,640,393     12,104,717     5,505,830
  Redeemable notes and certificates   19,529,600     22,395,400    25,322,100
 Repayment of long-term liabilities:
  Revolving bank lines of credit    (671,605,124)  (801,209,733) (499,918,520)
  Mortgages and notes                (23,842,696)    (2,157,310)  (10,377,773)
  Redeemable notes and certificates  (19,492,749)   (22,618,900)  (18,745,800)
                                     -----------    -----------   -----------
      Net cash provided by
       financing activities           17,981,032     13,898,807     8,726,717
                                     -----------    -----------   -----------

Net increase (decrease) in cash
 and cash equivalents                    (35,500)    (7,776,872)    2,318,128
Cash and cash equivalents:
 Beginning of year                     1,251,143      9,028,015     6,709,887
                                     -----------    -----------   -----------

      End of year                   $  1,215,643   $  1,251,143  $  9,028,015
                                    ============   ============  ============
Supplemental disclosures:
 Cash paid during the year for:
  Interest                          $ 11,740,047   $  8,889,088  $  8,134,981
  Income taxes - net of refunds          341,836        208,010       570,336

Supplemental schedule of noncash
 investing and financing activities:
  Patronage dividends payable in
  common stock                         1,703,133      1,864,432     1,415,823

CONTINGENCIES AND GUARANTEES:

  The Company is party to various litigation and claims arising in the ordinary course of business. While the ultimate effect of such actions cannot be predicted with certainty, the Company expects that the outcome of these matters will not result in a material adverse effect on the Company's financial position or results of operations.

  The Company is guarantor of a covenant by a member as of September 29, 1995 totaling $300,000 with annual principal payments of approximately $50,000.







The independent auditor's report should be read with this supplemental schedule.

                                                               SCHEDULE I
                     UNITED GROCERS, INC. AND SUBSIDIARIES
           CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                   SEPTEMBER 29, 1995 AND SEPTEMBER 30, 1994

LONG-TERM LIABILITIES:

Long-term liabilities at the balance sheet date consist of the following:

                                                       1995          1994
                                                   -----------   -----------
    Notes payable - bank:
         Credit agreement notes maturing
         on April 30, 1997 with interest
         rates of 6.70% per annum at
         September 29, 1995 and 5.77% per
         annum at September 30, 1994.  The
         interest rates ranged from 5.95%
         to 7.00% in 1995 and from 3.84%
         to 5.89% in 1994.                         $ 17,000,000  $ 35,000,000

    Notes payable - insurance companies:
         Senior notes payable to seven
         (six in 1994) insurance companies
         with an interest rates of 8.42% and
         9.15% per annum.  Interest payable
         monthly.  Principal repayments
         annually commencing October 1, 1992
         in the amount of $3,336,000 until
         2000; and $4,000,000 due in 2004,
         maturing in full in 2005.                   39,998,000    23,331,000

    Notes payable - other:
         Capital stock residual notes, payable
         in twenty quarterly installments with
         a variable interest rate based on the
         current capital investment note rate.        4,239,958     3,810,679

         A discounted note payable in the
         original amount of $1,741,265 without
         interest, discounted at 9.90%, payable
         in two installments of $641,265 in
         1996 and $1,100,000 in 1997.                 1,528,170          --

         A covenant not-to-compete in the
         original amount of $1,072,008 with
         interest at 9.90%, payable in
         monthly installments of $42,500
         until 2004.                                  1,022,795          --

         Four notes with interest at 7.50%
         per annum payable in monthly
         installments of $24,404 beginning
         October 1995 (secured by equipment).         1,217,712          --

         Other notes payable                             87,678       129,234

The independent auditor's report should be read with this supplemental schedule.

SCHEDULE I
                     UNITED GROCERS, INC. AND SUBSIDIARIES
           CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                   SEPTEMBER 29, 1995 AND SEPTEMBER 30, 1994

LONG-TERM LIABILITIES (CONTINUED):
                                                       1995          1994
                                                  -----------    -----------
    Mortgage notes (secured by real property):
         A note payable in monthly installments
         of $41,449 including interest at 9%
         until 1996.                               $   442,243    $   878,279

         A note payable in monthly installments
         of $43,721 including interest at 10.30%
         per annum until 1995.                            --          457,056

         A note payable in monthly installments
         of $31,615 including interest at 7.25%
         until 2013.                                 3,816,529      3,907,589

    Redeemable notes and certificates:
         Capital investment notes
         (subordinated), interest ranging
         from 5.75% to 8%.  Maturity dates
         range from 1996 to 2004 which is
         ten years from dates of issue.             50,619,400     50,319,700

         Registered redeemable building
         notes (subordinated), interest
         at 8%.  No fixed maturity date.             3,199,100      3,482,400

         Redeemable transferable notes,
         (subordinated), interest at
         5.75%.  No fixed maturity.                     25,300         46,400
                                                  ------------   ------------
         Total                                     123,196,885    121,362,337
         Less current installments                  (7,573,215)    (6,693,074)
                                                  ------------   ------------

         Total long-term liabilities              $115,623,670   $114,669,263
                                                  ============   ============


    Total maturities of long-term liabilities in each of the next five fiscal years are as follows:

           Year                                       Amount
           ----                                   -------------
           1996                                   $  7,573,215
           1997                                     25,377,366
           1998                                      5,904,803
           1999                                      6,115,983
           2000                                      6,346,450

Mandatory dividend or redemption requirements of redeemable stocks:
See Note 1.m. to the consolidated financial statements.

Cash dividends paid to the registrant for each of the last three fiscal years by subsidiaries:
None.

The independent auditor's report should be read with this supplemental schedule.

SCHEDULE II

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 29, 1995


 Column A                   Column B     Column C     Column D     Column E
----------                 ----------  -----------  -----------  -----------
                                        Additions
                           Balance at   charged to   Deductions   Balance at
                            beginning   costs and       from        end of
Description                 of period    expenses      reserve      period
-----------                ----------  -----------  -----------  -----------
1995:

Reserves deducted in
 balance sheet from asset
 to which it applies -
 Allowance for doubtful
 accounts for:
  Accounts receivable      $ 1,270,987 $   794,189  $   888,409  $ 1,176,767
  Notes receivable             334,774   1,100,000      926,545      508,229
                           ----------- -----------  -----------  -----------

       Total               $ 1,605,761 $ 1,894,189  $ 1,814,954  $ 1,684,996
                           =========== ===========  ===========  ===========

Reserves which support
 the balance sheet caption:
  Insurance reserves for
   losses and expenses:
    Workers' compensation  $15,205,999 $ 9,837,535  $ 8,862,477  $16,181,057
   Property and casualty    16,832,409   5,652,133    8,706,921   13,777,621
                           ----------- -----------  -----------  -----------

       Total               $32,038,408 $15,489,668  $17,569,398  $29,958,678
                           =========== ===========  ===========  ===========

1994:

Reserves deducted in
 balance sheet from asset
 to which it applies -
 Allowance for doubtful
 accounts for:
  Accounts receivable      $ 1,283,681 $ 1,092,589  $ 1,105,283  $ 1,270,987
  Notes receivable             376,108     900,000      941,334      334,774
                           ----------- -----------  -----------  -----------

       Total               $ 1,659,789 $ 1,992,589  $ 2,046,617  $ 1,605,761
                           =========== ===========  ===========  ===========

Reserves which support
 the balance sheet caption:
  Insurance reserves for
   losses and expenses:
    Workers' compensation  $15,230,686 $ 6,355,601  $ 6,380,288  $15,205,999
   Property and casualty    17,284,711   5,635,565    6,087,867   16,832,409
                           ----------- -----------  -----------  -----------

       Total               $32,515,397 $11,991,166  $12,468,155  $32,038,408
                           =========== ===========  ===========  ===========

The independent auditor's report should be read with this supplemental schedule.

SCHEDULE II

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS (CONTINUED)
                 FOR THE THREE YEARS ENDED SEPTEMBER 30, 1994


 Column A                   Column B     Column C     Column D     Column E
----------                 ----------  -----------  -----------  -----------
                                        Additions
                           Balance at   charged to   Deductions   Balance at
                            beginning   costs and       from        end of
Description                 of period    expenses      reserve      period
-----------                ----------  -----------  -----------  -----------
1993:

Reserves deducted in
 balance sheet from asset
 to which it applies -
 Allowance for doubtful
 accounts for:
  Accounts receivable      $ 1,434,097 $ 1,393,049  $ 1,543,465  $ 1,283,681
  Notes receivable             420,169     789,502      833,563      376,108
                           ----------- -----------  -----------  -----------

       Total               $ 1,854,266 $ 2,182,551  $ 2,377,028  $ 1,659,789
                           =========== ===========  ===========  ===========

Reserves which support
 the balance sheet caption:
  Insurance reserves for
   losses and expenses:
    Workers' compensation  $13,514,617 $ 8,610,206  $ 6,894,137  $15,230,686
   Property and casualty    15,084,358   7,360,333    5,159,980   17,284,711
                           ----------- -----------  -----------  -----------

       Total               $28,598,975 $15,970,539  $12,054,117  $32,515,397
                           =========== ===========  ===========  ===========

















As to columns omitted, the answer is "none".




The independent auditor's report should be read with this supplemental schedule.

SCHEDULE V

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                     SUPPLEMENTARY INFORMATION CONCERNING
                    PROPERTY-CASUALTY INSURANCE OPERATIONS
                 FOR THE THREE YEARS ENDED SEPTEMBER 29, 1995


 Column A               Column B      Column C      Column D      Column F
----------            -----------   ------------   ----------   -----------
                                    Future policy
                        Deferred      benefits,
                         policy    losses, claims
                      acquisition     and loss      Unearned      Premium
  Segment                costs        expenses      premiums      revenue
----------            -----------   ------------   ----------   -----------

Insurance segment:
  1995                $   471,064   $35,040,219   $ 9,459,315   $20,729,726
  1994                    432,192    32,038,408     8,518,168    18,060,412
  1993                    823,236    32,515,397     7,956,051    18,442,436


                 Column G     Column H     Column I     Column J     Column K
                ----------   ----------  ------------  ----------    --------
                              Benefits,  Amortization
                               claims,    of deferred
                    Net      losses and     policy       Other
                investment   settlement   acquisition   operating    Premium
                  income      expenses       costs      expenses     written
                ----------   ----------  ------------  ----------    --------

Insurance segment:
  1995         $ 2,981,013  $15,489,668  $ 1,765,422  $ 2,295,895  $21,143,200
  1994           2,666,023   11,991,166    1,479,422    4,136,101   18,201,182
  1993           2,576,212   15,970,539    1,656,419    1,042,727   18,549,464





As to columns omitted, the answer is "none".







The independent auditor's report should be read with this supplemental schedule.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None
                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

    A. Identification of Directors:

       Name                 Age    Principal Occupation
       ----                 ---    --------------------
      Directors whose terms began in 1993 and expire in 1996:

  Craig Danielson           47     President, Dan, Inc. Oregon
  Dennis Blasingame         47     Owner, Da Boys #2
  James C. Vickers          62     President, J. C. Markets, Inc.

      Directors whose terms began in 1994 and expire in 1997:

  Raymond Nidiffer          66     President, C & K Markets, Inc.
  David D. Neal             45     President, SMN Company
  Peter J. O'Neal           51     President, Quality Food Investments, Inc

      Directors whose terms began in 1995 and expire in 1998:

   Dick Leonard             56     President, L&L Market, Inc.
   Deano Ryan               37     President, Topps Industries, Inc.
   Gordon Smith             50     President, Market Place Foods, Inc

      Nominees for Director (three to be elected in 1996 for terms expiring in 1999):

  Kenneth W. Findley        56     Vice President, Bales Thriftway, Inc.
  Robert A. Lamb            55     Partner, Lamb Lasko Partnership
  Ron Mansacola             59     President, Al Mansacola Grocery Market,
                                     Inc.
  H. Larry Montgomery       51     President, Larry's Market, Inc.
  Michael Werness           48     President, Food Club of California, Inc.
  Richard L. Wright, Jr.    33     Vice President, Operations, Wright's
                                     Foodliner,Inc.


    B. Identification of Executive Officers:

       Name               Age     Offices Held                Officer Since
       ----               ---     ------------                -------------
       Alan C. Jones      53     President, Secretary, Treas.    1981
       John W. White      42     Vice President                  1988
       George P. Fleming  55     Assistant Secretary             1980


    C. Identification of Certain Significant Employees:

       None.
    D.  Family Relationships

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

    F.  Involvement in Certain Legal Proceedings

        None

Item 11.  Executive Compensation

    A.  Remuneration

       The following table shows the compensation, during each of the years in the three year period ended September 29, 1995, earned by each of the Company's executive officers whose total annual salary and bonus for fiscal 1995 exceeded $100,000. The Company does not provide long term compensation to its executive officers other than retirement benefits, as discussed below.


Name of
Individual                  Annual Compensation                 All
and                                                           Other
Principal                                                   Compen-
Position              Year      Salary       Bonus          sation <F1>
----------            ----      ------       -----          -----------
Alan C. Jones         1995     $251,713     $ 28,781        $34,048
President,            1994      252,398       54,000         54,111
Chief Executive       1993      222,826      149,620         40,040
Officer


John W. White         1995      112,195       38,000          2,767
Vice President,       1994      108,959       35,000          4,823
Chief Financial       1993       97,861       30,000          4,171
Officer

<F1> Amounts shown for fiscal 1995 and 1994 include the dollar amount of insurance premiums paid by the Company with respect to term life insurance for the benefit of Mr. Jones, in the amount of $27,000 for 1995 and $27,000 for 1994. Such amounts also include matching contributions by the Company under the United Grocers Special 401(k) Savings Plan as follows: Mr. Jones, $7,048 and $5,197; Mr. White, $2,767 and $3,184. The Company provides Mr. Jones with a company car and a social membership at a local golf club.

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

    In the event Mr. Jones is terminated without cause during the term of the agreement, he will be entitled to receive payments for the remaining term of the agreement equal to 50% of his then-current base salary plus the annual premium for his life insurance policy. Further, Mr. Jones would be entitled to be covered under the Company's medical and dental plans for the remaining term of the agreement. As of September 29, 1995, the employment agreement had a remaining term of 24 months.

    In the event of a change of control of United (as defined), Mr. Jones will have the right to terminate the employment agreement and receive a severance payment equal to three times an amount which is 150% of his then-current base salary.


C.  Retirement Plan

       The Company's retirement plan is an actuarially funded defined benefit plan. The following table shows the estimated annual benefits payable upon retirement (assuming normal retirement at age 65) for employees at specified annual salary levels (based upon the highest average of five consecutive years) with various years of service.


Annual                                  Pension Plan Table
Remuneration                           Years of Service <F1>
------------                           ---------------------
            10      15         20        25        30         35
 $50,000   $ 6,500  $ 9,750    $13,000   $16,250   $ 19,500   $22,750
 $75,000   $10,813  $16,219    $21,625   $27,032   $ 32,438   $37,844
$100,000   $15,438  $23,156    $30,875   $38,594   $ 46,313   $54,032
$125,000   $20,063  $30,094    $40,125   $50,157   $ 60,188   $70,219
$150,000   $24,688  $37,031    $49,375   $61,719   $ 74,063   $86,407

<F1> Under the present terms of the Company's retirement plan, the maximum salary level and number of years of service considered for the purposes of determining benefits are $150,000 and 35 years, respectively.

The number of years of service under the plan for the officers listed in the table on the preceding page is as follows:

                                                    Years of
                         Person                     Service
                         ------                     --------
                         Alan C. Jones               25
                         John W. White                8

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


Item 12.  Security Ownership of Certain Beneficial Owners and Management

       A.   Security Ownership of Certain Beneficial Owners

       The following table sets forth information as of December 22, 1995, regarding each person known to United to be the beneficial owner of more than 5 percent of United's Common Stock.


Title of Class    Name and address    Amount and nature of   Percent of
                of beneficial owner   beneficial ownership      class
--------------  -------------------   --------------------   ----------

United Grocers,  Raymond L. Nidiffer      58,651 shares<F1>  9.4% of class
Inc., Common     P. O. Box 730
Stock            Brookings, OR  97415


[FN]
<F1>   Includes 3,881 shares issuable as patronage dividends within 60 days. Mr. Nidiffer has sole voting and investment power with respect to the shares indicated in the table.


       B.   Security Ownership of Management.

            As of December 22, 1995, the directors and nominees for election as directors of United owned the indicated amounts of United's Common Stock, United's only class of voting security.

                                Amount of
                                Beneficial         Stock to           Percent
          Beneficial Owner      Ownership <F1><F2> be issued <F9>     of class
          ----------------      ------------------ --------------     --------
          Directors:

          Craig Danielson          21,796 shares   1,543 shares      3.7<F5>
          Dennis Blasingame         1,683 shares      42 shares       .3<F3>
          James C. Vickers         10,100 shares     -0- shares      1.6<F6>
          Ray Nidiffer             54,770 shares   3,881 shares      9.4<F7>
          Dave Neal                 5,703 shares     -0- shares       .9<F3>
          Peter J. O'Neal           4,102 shares      95 shares       .7
          Deano Ryan                4,263 shares     -0- shares       .7<F3>
          Gordon Smith              4,910 shares     -0- shares       .8<F8>
          Dick Leonard              4,133 shares     -0- shares       .7

          Directors and
            officers as
            a group               111,460 shares   5,561 shares        18.7

Nominees:
          Kenneth W. Findley       11,499 shares      -0- shares     1.8<F10>
          Robert A. Lamb           13,210 shares      199 shares     2.1<F4>
          Ron Mansacola             5,833 shares      700 shares     1.0<F3>
          H. Larry Montgomery       2,834 shares       59 shares      .5<F3>
          Michael Werness           4,688 shares      378 shares      .8<F3>
          Richard L. Wright, Jr.   22,595 shares      340 shares     3.7<F11>

[FN]
<F1>      According to the bylaws, each stockholder of record is
          entitled to one vote and one vote only, irrespective of number of shares owned. All of the above-named individuals have only one vote, except for Messrs. Smith, Danielson, Lamb and Vickers, who may be deemed to have more than one vote because they have interests in various entities that own shares.

<F2>      Except as indicated below, all of the above-named individuals have sole voting and investment power with respect to the shares indicated in the table.

<F3>      These shares are owned jointly by the person named and his spouse or by a corporation whose stock is owned jointly by the person named and his spouse.

<F4>      These shares are owned by a corporation and a partnership in which
          Mr. Lamb has an equity or voting interest.

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

<F9>      These shares are issuable as patronage dividends within 60 days and are included in the total shown under "Amount of Beneficial Ownership."

<F10>     These shares are owned by a corporation in which Mr. Findley has a voting interest.

<F11>     These shares are owned by a corporation in which Mr. Wright has a voting interest.


  C.   Changes in Control.     None

Item 13.  Certain Relationships and Related Transactions.

  A.   Transactions with Management and Others

       All directors and nominees (or their firms), as members of United, purchase groceries and related products from United in the ordinary course of business at prices available to members generally.

       In the ordinary course of business, United enters into prime leases and subleases property to qualified members. United presently is a party to subleases with entities affiliated with Ray Nidiffer and Craig Danielson, and Ron Mancasola, Michael Werness, Robert Lamb and Richard Wright, director nominees of United. At September 29, 1995, monthly payments due pursuant to the subleases were as follows:

       Danielson                        $47,946
       Nidiffer                         $46,795
       Mancasola                        $16,054
       Werness                          $32,807
       Lamb                             $45,076
       Wright                           $44,813

       United guarantees members' indebtedness under certain conditions and loans money to members through its financing department. The Company has guaranteed certain loan obligations of C&K Market, Inc., a corporation owned and controlled by Ray Nidiffer, a director.

  B.   Certain Business Relationships

       During fiscal year 1995, C&K Market, Inc., a corporation controlled by Ray Nidiffer, a director, purchased groceries and other products in the ordinary course of business from United in the amount of $87,243,756. United owns a 22% equity interest in C&K Market, Inc.

  C.   Indebtedness of Management

The following directors, officers, nominees or related persons or entities were indebted to United during the fiscal year ended September 29, 1995, or thereafter and prior to the date of this report:

                               Largest
                               aggregate
                            amount of debt
                              outstanding                            # of
                                during           Balance at          Notes
                              year ended        November 30,       & Rate of
Name of Debtor               September 29,          1995           Interest
                                 1995
--------------              ---------------     ------------       ---------

Quality Food Investments,
   Inc.                         250,000           233,174       1 @ 7.99%
Peter J O'Neal - Director

SMN Company                     813,314           737,938       1 @ 9.50%
David Neal - Director                                             Various @
                                                                  Variable

C & K Market, Inc.            7,588,920         7,152,475       3 @ 11.00%
Ray Nidiffer -  Director                                        1 @ 10.00%
                                                                1 @ variable%

JC Market, Inc.                 322,473           253,081       1 @ variable%
JC Market of Toledo, Inc                                        1 @ 7.99%
James C. Vickers - Director                                     1 @ 10.50%

Larry's Market Inc.             153,701            99,190       2 @ variable%
Lawrence Montgomery - Nominee                                   1 @ 8.5%

IFOR, Inc.                      175,006             - 0 -       1 @ variable%
Dennis Blasingame - Director

Wright's Foodliner, Inc.
Rick Wright-Nominee           2,169,451         1,280,871       1 @ 7.99%
                                                                1 @ 9.50%
                                                                1 @ 10.75%
                                                                3 @ Variable

Food Club of California, Inc.   789,903           700,672       2 @ 10.75%
Michael Werness - Nominee                                       1 @ 11.00%

Robert Lamb/Gale Lasko,
  Partnership
Robert Lamb, Proprietor
Robert Lamb, Nominee          2,213,107         1,200,764       1 @ 11.25%
                                                                1 @ 10.75
                                                                1 @ Variable%

Al Mancasola's Grocery Markets,
  Inc
Ron Mancasola, Nominee          529,108           470,047       1 @ 10.75%


All of the above loans were for purchase of inventory and equipment and are secured by inventory and equipment. Variable rate loans bear interest at prime plus 1.75 percent to 2.25 percent.

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

    2. The following financial statement schedules are filed as part of this report:

Schedule I -      Condensed financial information of registrant

Schedule II -     Valuation and qualifying accounts
                  promoters and employees (other than related parties)

Schedule V -      Supplementary information concerning property - casualty
                  insurance operations

    3. Exhibits. The exhibits listed on the accompanying index to exhibits are filed as part of this report.

    (b)   Reports on Form 8-K

          None.

                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            UNITED GROCERS, INC.
                                                  (Registrant)



Dated:    December 28, 1995                 By:  /s/ Alan C. Jones

                                                Alan C. Jones
                                                President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Name                       Title                             Date
   ----                       -----                             ----

/s/ Alan C. Jones           President, Secretary and         12-28-95
Alan C. Jones               Treasurer (Principal
                            executive officer)


/s/ John W. White           Vice President                   12-28-95
John W. White               (Principal Financial Officer)


                            Director                         12-28-95
Dennis Blasingame


/s/ Craig Danielson         Director                         12-28-95
Craig Danielson


                            Director                         12-28-95
Peter J. O'Neal


/s/ Dave Neal               Director                         12-28-95
Dave Neal


/s/ Dick Leonard            Director                         12-28-95
Dick Leonard


                            Director                         12-28-95
Gordon Smith


/s/ Deano Ryan              Director                         12-28-95
Deano Ryan


/s/ James C. Vickers        Director                         12-28-95
James C. Vickers


                            Director                         12-28-95
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

   Enclosed with this report is a copy of proxy soliciting material, including the form of proxy, sent to United's shareholders for the January 13, 1996 annual meeting.

   The enclosed proxy soliciting material and, when provided, the annual report for the last fiscal year are, or will be, furnished to the Commission for its information and shall not be deemed filed with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that the company specifically incorporates them in its annual report on this form by reference.

                                                          APPENDIX 1


Analysis of Loss Reserve Development
  ($ in thousands)
                                                                                                           (9 Mos) (9 Mos)
     Year Ended     12/84   12/85   12/86   12/87   12/88   12/89   12/90   12/91   12/92   12/93   12/94   9/94    9/95
     ----------     -----   -----   -----   -----   -----   -----   -----   -----   -----   -----   -----   ----    ----
Net Liability for
Unpaid Claims and
Claim Adjustment
Expenses            4,169   6,498   8,985   11,251  13,123  15,951  17,610  22,357  25,252  27,784  28,351  27,639  29,353

Paid (Cumulative)
as of:
One Year Later      1,808   2,558   4,568   4,534   4,580   6,219   5,311   5,620   7,466   8,708
Two Years Later     2,798   4,414   6,788   6,903   7,383   8,238   8,057  10,016  12,815
Three Years Later   3,666   4,844   8,233   8,399   8,084   9,390  10,349  12,063
Four Years Later    3,748   5,302   9,074   8,881   8,427  10,113  11,100
Five Years Later    3,782   5,424   9,296   8,972   8,644  10,336
Six Years Later     3,876   5,413   9,287   9,118   8,669
Seven Years Later   3,897   5,257   9,387   9,120
Eight Years Later   3,872   5,250   9,351
Nine Years Later    3,865   5,240
Ten Years Later     3,838

Reserves Reesti-
  mated
Year Ended          12/84   12/85   12/86   12/87   12/88   12/89   12/90   12/91   12/92   12/93
One Year Later      4,632   6,765  10,902  12,419  14,410  17,226  17,696  19,574  22,726  24,623
Two Years Later     4,577   6,898  11,188  12,875  13,927  14,673  15,024  18,058  22,203
Three Years Later   4,792   6,350  11,951  12,817  11,386  12,807  14,315  17,692
Four Years Later    4,457   6,831  11,903  11,026  10,337  12,298  14,826
Five Years Later    4,573   6,801  10,643  10,353  10,096  12,777
Six Years Later     4,603   6,140  10,142  10,215  10,576
Seven Years Later   4,284   5,720  10,132  10,645
Eight Years Later   4,128   5,533  10,486
Nine Years Later    3,999   5,733
Ten Years Later     4,050

Cumulative
Redundancy
or (Deficiency)       119     765  (1,501)    606   2,547   3,174   2,784   4,665   3,049   3,161

                                  APPENDIX 2

Reconciliation of claim reserves:
       ($ in thousands)

                                 @ 9 mos   @ 9 mos
                                   1995      1994     1994     1993     1992
                                 =======   =======   ======   ======   ======
a   Net liabilities, beginning    28,351    27,784   27,784   25,252   22,357
      of year

b   Incurred claims & claim
      adjustment expense

i   Provision for current
      accident year claims        12,928    11,837   17,864   18,426   16,933

ii  Increase/(decrease) in
      prior year claims              120    (1,425)  (3,162)  (1,778)  (2,156)

    Total incurred claims and
      claim adjustment expense    13,048    10,412   14,702   16,648   14,777

c   Payments

i   Provision for current          3,852     2,136    5,426    5,903    5,634
      accident year claims

ii  Attributable to prior
      year claims                  8,037     6,894    8,708    8,212    6,122

    Total Payments                11,888     9,030   14,134   14,115   11,756

d   Other                           None      None     None     None     None

e   Net liabilities, end of year  29,603    27,639   28,351   27,784   25,252

      UNITED GROCERS, INC. AND SUBSIDIARIES         SCHEDULE II
     Amounts receivable from related parties and underwriters, promoters, and employees other than related parties

For the three years ended September 30, 1994             Balance at end
                       Balance at            Deductions     of period
                       beginning             amounts                Not
Name of debtor   Year  of period  Additions  collected  Current     current
--------------   ----  ---------  ---------  ---------  -------     -------
Gordon Smith     1993    98,598        -0-      70,876        27,722    -0-
(Note A)
                 1994    27,722        -0-      27,722           -0-    -0-
                 1995        -0-       -0-         -0-           -0-    -0-

Dave Neal        1993   279,368        -0-      61,989       217,379    -0-
(Note B)
                 1994   217,379        -0-      61,293       156,086    -0-
                 1995   156,086    716,400     109,337       763,149    -0-

Dick Leonard     1993    51,426        -0-      34,496        16,930    -0-
(Note C)
                 1994    16,930        -0-      16,930           -0-    -0-
                 1995       -0-        -0-         -0-           -0-    -0-

Peter O'Neal     1993       -0-        -0-         -0-           -0-    -0-
(Note D)
                 1994       -0-        -0-         -0-           -0-    -0-
                 1995       -0-    250,000      24,178       225,822    -0-

Dennis
Blasingame       1993   113,081    130,000      38,452       204,629    -0-
(Note E)
                 1994   204,629        -0-      29,452       175,006    -0-
                 1995   175,006        -0-     175,006          --0-    -0-

Larry
Montgomery       1993   322,371        -0-     112,000       210,371    -0-
(Note F)
                 1994   210,371        -0-      56,670       153,701    -0-
                 1995   153,701        -0-      48,360       105,341    -0-

Raymond          1993 5,912,504  2,488,179   6,292,683     2,108,000    -0-
(Note G)
Nidiffer         1994 2,108,000  7,300,000   4,060,748     5,347,251    -0-
                 1995 5,347,251  2,500,000     567,982     7,279,269    -0-

James C.         1993   316,823        -0-      80,219       236,604    -0-
(Note H)
Vickers          1994   236,604        -0-      68,704       167,900    -0-
                 1995   167,900    179,441      78,317       269,024    -0-

Rick Wright      1993 2,842,794    283,122     632,239     2,496,677    -0-
(Note I)
                 1994 2,496,677    313,878     641,104     2,169,451    -0-
                 1995 2,169,451        -0-     750,823     1,418,628    -0-

Michael Werness  1993       -0-        -0-         -0-           -0-    -0-
(Note J)
                 1994       -0-    620,000      11,217       608,783    -0-
                 1995   608,783    200,000      90,954       717,829    -0-

Bob Lamb         1993 1,372,911    365,855     223,845     1,514,921    -0-
(Note K)
                 1994 1,514,921  1,021,715     478,661     2,057,972    -0-
                 1995 2,057,972    591,815   1,406,292     1,243,495    -0-

Ron Mancasola    1993   232,677        -0-      64,008       168,669    -0-
(Note L)
                 1994   168,669    429,814      69,375       529,108    -0-
                 1995   529,108        -0-      45,198       483,910    -0-


                     UNITED GROCERS, INC. AND SUBSIDIARIES     SCHEDULE II
                           Notes to Schedule II

Note A Smith: Two notes bearing interest at a fixed rate of 7.99% and paid in full on March 1, 1994.

Note B    Neal:  Three notes bearing interest at fixed rates of        10.50%,
          10.75%, and 10.50% per annum, payable in equal monthly installments maturing March 1, 1998, December 1, 1999, and May 1, 2002.
          (Loan 497/497A/880)

Note C Leonard: One note bearing interest at a variable rate and paid in full on July 1, 1994.

Note D O'Neal: One note bearing interest at a fixed interest rate of 10.50% per annum, payable in equal monthly installment maturing February 1, 2001. Secured by inventory and fixtures at two locations. (Loan #888)

Note E Blasingame: One note bearing interest at a variable rateand paid in full on February 24, 1995

Note F Montgomery: One note bearing interest at a variable rate, 10.50% as of September 29, 1995, payable in equal monthly installments maturing August 1, 1997. One note bearing interest at a fixed rate of 10.75% per annum, payable in equal monthly installments maturing December 1, 1998. Secured by inventory and fixtures at two locations. (Loans 754/802)

Note G    Nidiffer:  Five notes bearing interest at fixed interest     rates
          of 10.00%, 11.00%, 11.00%, 11.00%, and 10.75% per annum, payable in equal monthly installments maturing 12/31/2002, 1/1/1999. 12/1/2000, 1/1/2000, and 9/29/1999, respectively. One note bearing interest at a variable rate, 10.75% as of September 29, 1995, payable in equal monthly installments maturing 12/23/1995. Secured by inventory and fixtures at four locations, inventory at two locations, and a deed of trust. (Loans 773/836/845/846/826/891).

Note H Vickers: One note bearing interest at a fixed rate of 7.99% per annum, payable in equal monthly installments maturing November 1, 1996, November 1, 1998, and July 1, 2000. Three notes bearing variable rates (10.75%, 10.75%. and 10.50% on September 29, 1995),
          Payable in equal monthly installments maturing April 1, 1997. Secured by inventory and fixtures at two locations. (Loans 126/779)

Note I Wright: Three notes bearing interest at fixed interest rates of 7.99%, 9.50%, and 10.75% per annum, payable in equal monthly installments maturing November 1, 1996, November 1, 1998, and
          July 1, 2000. Three notes bearing variable rates (10.75%, 10.75%, and 10.50 per annum, payable in equal monthly installments maturing April 1, 1999 and May 1, 1997. Secured by inventory and fixtures at seven locations. (Loans 134/767/826/667/666/705)

Note J Werness: Three notes bearing interest at fixed rates of 10.75%, 11.00%, and 10.75% per annum, payable in equal monthly installments maturing July 1, 2001, January 1, 2000, and September 1, 1999. Secured by inventory and fixtures at one location and one mortgage. (loans 826/829A/830).

Note K Lamb: One note bearing interest at a variable rate (10.75% on September 29, 1995), and two notes bearing interest at fixed interest rates of 11,25% and 10.75% per annum, payable in equal monthly installments maturing December 1, 2000, September 1, 1998, and April 1, 2000. Secured by inventory and fixtures at three locations. (Loans 844/567/899)

Note L Mancasola: One note bearing interest at a fixed rate of 10.75%, payable in equal monthly installments maturing October 1, 2001. Secured by inventory at two locations, and fixtures at one location. (Loan 726)

                              EXHIBIT INDEX

2.A Copy of agreement for sale and purchase of business assets dated December 7, 1994, between Commissary Cash & Carry, Inc., and the registrant (incorporated by reference to Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the period ended March 31, 1995).

2.B Copy of agreement for sale and purchase of business assets dated December 22, 1994, between Rich and Rhine, Inc., and the registrant (incorporated by reference to Exhibit 10.2 to the registrant's quarterly report on Form 10-Q for the period ended March 31, 1995).

2.C Copy of asset purchase agreement dated as of November 10, 1995, between Bay Area Foods, Inc., and the registrant (incorporated by reference to Exhibit 2 to the registrant's current report on Form 8-K dated December 13, 1995).

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

4.B1 Copy of supplemental indenture dated as of December 15, 1984, between the registrant and United States National Bank of Oregon, as trustee, relating to the registrant's Series D 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to
            Exhibit 4-F to the registrant's registration statement on Form S-2, No. 33-95213).

4.B2 Copy of supplemental indenture dated as of December 15, 1986, between the registrant and United States National Bank of Oregon, as trustee, relating to the registrant's Series E 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to
            Exhibit 4-G to the registrant's registration statement on Form S-2, No. 33-11212).

4.B3 Copy of supplemental indenture dated as of January 27, 1989, between the registrant and United States National Bank of Oregon, as trustee, relating to the registrant's Series F 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to
            Exhibit 4-G to the registrant's Form 10-K for the fiscal year ended September 30, 1989).

4.B4 Copy of supplemental indenture dated as of January 22, 1991, between the registrant and United States National Bank of Oregon, as trustee, relating to the registrant's Series G 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to
            Exhibit 4-D to the registrant's registration statement on Form S-2, No. 33-38617).

4.B5 Copy of supplemental indenture dated as of July 6, 1992, between the registrant and United States National Bank of Oregon, as trustee, relating to the registrant's Series H 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to
            Exhibit 4-C to the registrant's registration statement on Form S-2, No. 33-49450).

4.B6 Copy of supplemental indenture dated as of January 9, 1995, between the registrant and First Bank National Association, as trustee, relating to the registrant's Series J 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to
            Exhibit 4-C to the registrant's registration statement on Form S-2, No. 33-57199).

4.C Copy of amended and restated credit agreement of May 31, 1995, among the registrant, United States National Bank of Oregon, and Seattle-First National Bank.

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

4.F1 Copy of Loan Purchase and Servicing Agreement dated as of May 13, 1994, among United Resources, Inc., as Seller and Servicer, the registrant, as Guarantor, and National Consumer Cooperative Bank, as Buyer, relating to the selling of loans originated by the registrant's subsidiary, United Resources, Inc., (incorporated by reference to Exhibit 4.F1 to the registrant's Form 10-K for the fiscal year ended September 30, 1994).

4.F2 Copy of First Amendment to Loan Purchase and Servicing Agreement of May 13, 1994, dated as of July 15, 1994, among United Resources, Inc., the registrant, and National Consumer Cooperative Bank (incorporated by reference to Exhibit 4.F2 to the registrant's Form 10-K for the fiscal year ended September 30,
            1994).

4.F3 Copy of Second Amendment to Loan Purchase and Servicing Agreement of May 13, 1994, dated as of September 28, 1995, among United Resources, Inc., the registrant, and National Consumer Cooperative Bank.

4.F4 Copy of Loan Purchase and Servicing Agreement (Holdback Program) dated as of September 28, 1995, between United Resources, Inc., as Seller and Servicer, and National Consumer Cooperative Bank, as Buyer, and related guaranty agreement between the registrant and National Consumer Cooperation Bank.

4.G Copy of Note Agreement dated October 10, 1994, between the registrant and Phoenix Home Life Mutual Insurance Company (incorporated by reference to Exhibit 4.G to the registrant's Form 10-K for the fiscal year ended September 30, 1994).

Pursuant to Item 601 (b)(4)(iii) of Regulation S-K, the registrant is not filing certain instruments with respect to its long-term debt because the amount authorized under any such instrument does not exceed 10 percent of the total consolidated assets of the registrant at September 30, 1995. The registrant agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

10.A1 Copy of United Grocers, Inc., pension plan and trust agreement dated as of October 1, 1985 (incorporated by reference to Exhibit 10-A to the registrant's registration statement on Form S-2, No. 33-11212).

10.A2 Copy of first amendment to United Grocers, Inc., pension plan and trust agreement dated as of October 1, 1987 (incorporated by reference to Exhibit 10-B to post effective amendment No. 1 to the registrant's registration statement on Form S-2, No. 33-11212).

10.A3 Copy of policy summary and related documents pertaining to a life insurance policy for Alan C. Jones, President of the registrant, purchased pursuant to the registrant's supplemental executive retirement plan (incorporated by reference to Exhibit 10-E to the registrant's Form 10-K for the fiscal year ended September 28,
            1990).

10.A4 Copy of registrant's executive deferred compensation plan (incorporated by reference to Exhibit 10-U to the registrant's Form 10-K for the fiscal year ended September 27, 1991).

10.B Copy of executive compensation agreement dated March 1, 1991 (incorporated by reference to Exhibit 10-T to the registrant's Form 10-K for the fiscal year ended September 27, 1991).

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

10.D1c      Installment note.

10.D1d      Renewal note for fixed rate loan.

10.D1e Subsequent note (three forms) (incorporated by reference to Exhibit 10-D1c to the registrant's Form 10-K for the fiscal year ended October 2, 1992).

10.D1f Loan agreement (two forms) (incorporated by reference to Exhibit 10-D1d to the registrant's Form 10-K for the fiscal year ended October 2, 1992).

10.D1g Loan agreement for subsequent notes (incorporated by reference to Exhibit 10-D1e to the registrant's Form 10-K for the fiscal year ended October 2, 1992).

10.D1h Amendment to loan and security agreements, including optional clauses (incorporated by reference to Exhibit 10-D1f to the registrant's Form 10-K for the fiscal year ended October 2, 1992).

10.D1i      Amendment to installment note and security agreements.

10.D1j Security agreement (Stevens-Ness form 1201) (incorporated by reference to Exhibit 10-D1g to the registrant's Form 10-K for the fiscal year ended October 2, 1992).

10.D1k Purchase money security agreement (Stevens-Ness form 1202) (incorporated by reference to Exhibit 10-D1h to the registrant's Form 10-K for the fiscal year ended October 2, 1992).

10.D1l Security agreement for equipment (Stevens-Ness form 1203) (incorporated by reference to Exhibit 10-D1i to the registrant's Form 10-K for the fiscal year ended October 2, 1992).

10.D1m Inventory loan and security agreement (Stevens-Ness form 1206) (incorporated by reference to Exhibit 10-D1j to the registrant's Form 10-K for the fiscal year ended October 2, 1992).

10.D1n Security agreement (equipment and inventory) (incorporated by reference to Exhibit 10-D1k to the registrant's Form 10-K for the fiscal year ended October 2, 1992).

10.D1o Security agreement for subsequent notes (incorporated by reference to Exhibit 10-D1l to the registrant's Form 10-K for the fiscal year ended October 2, 1992).

Pursuant to Instruction 2 to Item 601 of Regulation S-K, the registrant has filed the forms listed above in lieu of filing each copy executed in connection with loans to directors. A schedule showing the principal amount and interest rate of each director loan at November 30, 1995, appears in Item 13.C of this Form 10-K. The registrant agrees to furnish a copy of any omitted loan document to the Securities and Exchange Commission upon request.

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

10.E1 Copy of sublease agreement for Aloha store dated January 3, 1994, between the registrant and CTD, L.L.C., a limited liability company controlled by Craig T. Danielson, a director of the registrant (incorporated by reference to Exhibit 10.E to the registrant's Form 10-Q for the quarterly period ended April 1,
            1994).

10.E2 Copy of sublease agreement for Tigard store dated January 3, 1994, between the registrant and CTD, L.L.C., a limited liability company controlled by Craig T. Danielson, a director of the registrant (incorporated by reference to Exhibit 10.D to the registrant's Form 10-Q for the quarterly period ended April 1,
            1994).

10.E3 Copy of sublease agreement for Sandy store dated May 4, 1994, between the registrant and Dan Inc Oregon, a corporation controlled by Craig T. Danielson, a director of the registrant (incorporated by reference to Exhibit 10.G3 to the registrant's Form 10-K for the fiscal year ended September 30, 1994).

10.E4 Copy of Asset Purchase and Sale Agreement dated May 4, 1994, for Sandy store between the registrant and Dan Inc Oregon, a corporation controlled by Craig T. Danielson, a director of the registrant (incorporated by reference to Exhibit 10.G4 to the registrant's Form 10-K for the fiscal year ended September 30,
            1994).

10.E5 Copy of Asset Purchase and Sale Agreement dated January 3, 1994, for Aloha and Tigard stores between the registrant and CTD, L.L.C., a limited liability company controlled by Craig T. Danielson, a director of the registrant (incorporated by reference to Exhibit 10.C to the registrant's Form 10-Q for the quarterly period ended April 1, 1994).

10.F1 Copy of sublease agreement for Troutdale store dated December 15, 1993, between the registrant and a partnership in which Robert A. Lamb, a nominee for director of the registrant, is a partner.

10.F2 Copy of sublease agreement for Wilsonville store dated June 25, 1991, between the registrant and a partnership in which Robert A. Lamb, a nominee for director of the registrant, is a partner.

10.G Copy of sublease agreement for Magalia store dated March 15, 1994, between the registrant and Al Mancasola Grocery Markets, Inc., a corporation controlled by Ronald L. Mancasola, a nominee for director of the registrant.

10.H1 Copy of sublease agreement for Silverton store effective as of December 14, 1994, between the registrant and a partnership in which David D. Neal, a director of the registrant, is a partner.

10.H2 Copy of assignment of real property sale contract dated February 20, 1985, by David D. Neal to the registrant.

10.I1 Copy of sublease agreement for Coos Bay store dated February 28, 1991, between the registrant and Raymond Nidiffer, a director of the registrant (incorporated by reference to Exhibit 10-I19 to the registrant's Form 10-K for the fiscal year ended September 27,
            1991).

10.I2 Copy of sublease agreement for Arcata store dated August 11, 1977, between the registrant and Raymond L. Nidiffer, a director of the registrant (incorporated by reference to Exhibit 10-Q2 of the registrant's registration statement on Form S-2, No. 33-26631).

10.I3 Copy of sublease agreement for Gold Beach store dated July 6, 1979, between the registrant and Raymond L. Nidiffer, a director of the registrant (incorporated by reference to Exhibit 10-Q3 of the registrant's registration statement on Form S-2, No. 33-26631).

10.I4 Copy of assignment of lease and related documents for Mt. Shasta store between the registrant and C & K Market, Inc., an affiliate of Raymond L. Nidiffer, a director of the registrant (incorporated by reference to Exhibit 10-Q4 of the registrant's registration statement on Form S-2, No. 33-26631).

10.I5 Copy of sublease agreement for Rogue River store dated June 25, 1976, between the registrant and Raymond L. Nidiffer, a director of the registrant (incorporated by reference to Exhibit 10-Q5 of the registrant's registration statement on Form S-2, No. 33-26631).

10.I6 Copy of lease agreement for Coos Bay store dated February 28, 1991, between the registrant and Raymond L. Nidiffer, a director of the registrant (incorporated by reference to Exhibit 10-I20 to the registrant's Form 10-K for the fiscal year ended September 27,
            1991).

10.I7 Copy of loan guaranties dated June 12, 1980 and September 30, 1988 given by registrant for the benefit of C & K Market, Inc., an affiliate of Raymond L. Nidiffer, a director of the registrant (incorporated by reference to Exhibit 10-I12 to the registrant's Form 10-K for the fiscal year ended September 30, 1989).

10.I8 Copy of stock purchase agreement dated as of June 20, 1994, between the registrant and C&K Market, Inc., an affiliate of Raymond L. Nidiffer, a director of the registrant (incorporated by reference to Exhibit 10.F8 to the registrant's Form 10-K for the fiscal year ended September 30, 1994).

10.J Copy of sublease agreement for Oroville store dated June 4, 1993, between the registrant and Food Club of California, Incorporated, a corporation controlled by Michael S. Werness, a nominee for director of the registrant.

10.K1 Copy of sublease agreement for Albany store dated February 1, 1994, between the registrant and RAF Limited Liability Company, a limited liability company controlled by Richard L. Wright, a nominee for director of the registrant.

10.K2 Copy of sublease agreement for Cottage Grove store effective as of February 1, 1989, between the registrant and Wright's Foodliner, Inc., a corporation controlled by Richard L. Wright, a nominee for director of the registrant.

10.K3 Copy of sublease agreement for Eugene store dated October 27, 1991, between the registrant and Wright's Foodliner, Inc., a corporation controlled by Richard L. Wright, a nominee for director of the registrant.

10.K4 Copy of sublease agreement for Lincoln City store dated June 30, 1993, between the registrant and Wright's Foodliner, Inc., a corporation controlled by Richard L. Wright, a nominee for director of the registrant.

12          Statement of Computation of Ratio of Adjusted Income to Fixed
            Charges.

22          Subsidiaries of the registrant.

27          Financial Data Schedules.

28          Copy of schedule P of the annual statement for Grocers
            Insurance Company, a subsidiary of the registrant, as filed with the State Insurance Departments where the company operates, for the year ended December 31, 1993.(P)