Form 10-Q
period 1995-12-29
UNITED GROCERS INC /OR/
filed 1996-02-13
CIK 225966

                   UNITED GROCERS, INC., AND SUBSIDIARIES



                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                  FORM 10-Q




              Quarterly report pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934





              For the Quarterly period ended December 29, 1995
                       Commission File Number 2-60487


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

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date. 644,165 shares of common stock, $5 par value as of February 8, 1996.

                       Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

     The following unaudited consolidated financial statements of United Grocers, Inc., and subsidiaries for the periods ended December 29, 1995 and December 30, 1994, include all adjustments which management considers necessary for a fair presentation of the results for the interim periods.
All adjustments to prior period figures are for the purpose of making the results comparable and are of a normal recurring nature. Any changes in accounting methods not of a normal recurring nature are separately disclosed.

     In 1993-94 the Company adopted FASB #113 (Accounting for Reinsurance Contracts). Refer to Part I, Item 2, for a description of the effect of this change on the balance sheet.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Grocers Insurance Group, Inc., Grocers Insurance Agency, Inc., UGIC, Ltd., Grocers Insurance Company (formerly United Employers Insurance Co.), United Workplace Consultants, Inc., U.G. Resources, Inc., United Resources, Inc., BAT Enterprises, Inc., Western Passage Express, Inc., United Store Development, Ltd., Premier Consulting, Inc. (formerly Employee Management Services, Inc.), Western Security Services, Inc., Affiliated General Agency, Inc., Rich & Rhine, Inc. and Northwest Process, Inc. All intercompany balances and transactions have been eliminated upon consolidation.

                   UNITED GROCERS, INC., AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                  December 29, 1995, and September 29, 1995

                                            (Unaudited)      (Audited)
ASSETS                                        12/29/95       09/29/95
                                            ------------   ------------
CURRENT ASSETS:
 Cash and cash equivalents                  $ 21,480,744   $ 13,045,456
 Investments                                  43,793,422     40,809,762
 Accounts and notes receivable                71,998,428     70,706,409
 Inventories                                 101,958,795     81,477,754
 Other current assets                          8,762,963      3,870,703
 Deferred income taxes                         2,537,323      2,537,323
                                            ------------   ------------
 Total current assets                        250,531,675    212,447,047
                                            ------------   ------------
NON-CURRENT ASSETS:
 Notes receivable                             23,243,585     21,950,478
 Investment in affiliated companies            8,392,281      8,392,281
 Other receivables and investments             8,286,985      6,869,895
 Other non-current assets                     15,562,919     11,668,590
                                            ------------   ------------
 Total non-current assets                     55,485,770     48,881,244
                                            ------------   ------------
PROPERTY, PLANT AND EQUIPMENT -
 (Net of accumulated depreciation)            62,397,218     61,127,772
                                            ------------   ------------
 TOTAL                                      $368,414,663   $322,456,063
                                            ============   ============

                   UNITED GROCERS, INC., AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                  DECEMBER 29, 1995, and SEPTEMBER 29, 1995
                                 (continued)


                                             (Unaudited)     (Audited)
LIABILITIES AND MEMBERS' EQUITY               12/29/95        09/29/95
                                            ------------   ------------
CURRENT LIABILITIES:
 Notes payable - bank                       $ 59,200,872   $ 48,515,543
 Accounts payable                             74,665,499     60,461,117
 Insurance reserves                           36,500,793     29,958,678
 Compensation and taxes payable                2,855,985      3,118,827
 Other accrued expenses                        3,577,160      3,662,495
 Members' patronage payable                      650,000      6,646,867
 Current installments on
      long-term liabilities                    6,761,158      7,573,215
                                            ------------   ------------
 Total current liabilities                   184,211,467    159,936,742
                                            ------------   ------------

LONG-TERM LIABILITIES                        135,963,756    115,623,670
                                            ------------   ------------
DEFERRED INCOME TAXES                          3,651,247      3,651,247
                                            ------------   ------------
DEFERRED INCOME                                  886,917        886,917
                                            ------------   ------------
MEMBERS' EQUITY:
 Common stock (Authorized, 10,000,000
      shares at $5.00 par value;issued
      and outstanding, 660,959 shares at
      December 29, 1995 and 619,881 shares
      at September 29, 1995)                   3,304,795      3,278,315
 Additional paid-in capital                   24,362,818     23,956,797
 Retained earnings                            15,589,854     14,923,491
 Unrealized gain on investments                  443,809        198,884
                                            ------------   ------------
 Total members' equity                        43,701,276     42,357,487
                                            ------------   ------------
 TOTAL                                      $368,414,663   $322,456,063
                                            ============   ============

                    UNITED GROCERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME

                                              (Unaudited)

                                        Quarter          Quarter
                                         Ended            Ended
                                      12/29/1995       12/30/1994
                                      ------------    ------------
Net sales and operations              $281,391,653    $243,288,734
                                      ------------    ------------
Costs and expenses:
 Cost of sales                         243,513,761     207,493,311
 Operating expenses                     25,600,739      24,288,709
 Selling and administrative expenses     2,745,497       2,370,275
 Depreciation                            1,557,012       1,387,178
 Interest:
     Interest expense                    3,293,526       2,459,753
     Interest income                     1,356,670         866,478
                                      ------------    ------------
         Interest expense, net           1,936,856       1,593,275
                                      ------------    ------------
 Total cost and expenses               275,353,865     237,132,748
                                      ------------    ------------

Income before members' allowances,
patronage dividends and income taxes     6,037,788       6,155,986

Members' allowances                      3,784,916       3,866,201
Members' patronage dividends             1,400,000       1,400,000
                                      ------------    ------------
Income before income taxes                 852,872         889,785

Provision for income taxes                 288,204         373,476
                                      ------------    ------------
 Net Income                           $    564,668    $    516,309
                                      ============    ============

                   UNITED GROCERS, INC., AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                     Three months ended
                                                ----------------------------
                                                December 29     December 30
CASH FLOWS FROM OPERATING ACTIVITIES:              1995             1994
                                                ------------    ------------
   Net income                                   $    564,668    $  516,309
   Adjustments to reconcile net income to
    net cash provided by (used in)
     operating activities:
      Depreciation                                 1,557,012     1,387,178
      Provision for doubtful accounts
      and notes                                      504,657       506,992
      Patronage dividends payable in
      common stock                                   413,717       793,776
      (Gain)loss on sale of assets               (    65,881)  (    67,789)

      Decrease (increase) in non-cash
      current assets:
      Accounts and notes receivable              ( 1,292,379)    5,357,990
      Inventories                               ( 20,481,041) (  3,192,333)
      Other current assets                      (  6,515,770) (  9,581,692)
      Increase (decrease) in non-cash
      current liabilities:
      Accounts payable and insurance
           reserves                               20,746,497  (  3,892,246)
      Compensation and taxes payable            (    262,842)       70,852
      Other accrued expenses                    (     85,335)    1,072,844
      Members' patronage and other
           refunds                              (  5,996,867) (  5,955,736)
      Decrease (increase) in non-current
         other assets                           (  5,311,419) (    852,215)
                                                 ------------  ------------
   Net cash provided by (used in)
         operating activities                   ( 16,224,983) ( 13,836,070)
                                                 ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Loans to members                              ( 5,143,948) (  5,115,806)
   Collections on loans to members                   447,815     3,609,748
   Proceeds from sale of member loans              3,441,566     2,898,369
   Sale and redemption of investments              1,175,240     4,433,139
   Purchase of investments                       ( 3,078,587) (  1,597,437)
   Sale of property/plant/equipment                6,423,546        23,546
   Purchase-property/plant/equipment             ( 9,184,123) (  2,750,000)
                                                 ------------  ------------
   Net cash provided by (used in)
   investing activities                          ( 5,918,491)    1,501,559
                                                 ------------  ------------

                   UNITED GROCERS, INC., AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Continued)

                                 (Unaudited)
                                                     Three months ended
                                                ----------------------------
                                                December 29     December 30
                                                   1995             1994
                                                ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Sale of common stock                              119,000        11,400
   Repurchase of common stock                        246,404  (    872,999)
   Proceeds of long-term liabilities:
      Revolving bank lines of credit             274,200,000   225,900,000
      Other loans                                  3,231,073     4,215,691
      Redeemable notes and certificates            3,608,000     3,600,600
   Repayment of long-term liabilities:
      Revolving bank lines of credit            (243,436,557) (209,850,405)
      Mortgages and notes                        ( 2,856,758) (  4,593,338)
      Redeemable notes and certificates          ( 4,532,400) (  5,425,073)
                                                 ------------  ------------
   Net cash provided by (used in)
      financing activities                        30,578,762    12,985,876
                                                 ------------  ------------
   Net increase (decrease) in cash and
      cash equivalents                             8,435,288       651,365
Cash and cash equivalents, beginning of year      13,045,456    12,984,028
                                                 ------------  ------------
Cash and cash equivalents, end of quarter       $ 21,480,744  $ 13,635,393
                                                 ============  ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three months ended December 29, 1995 ("1996") compared to three months ended December 30, 1994 ("1995").

RESULTS OF OPERATIONS

ACQUISITION

     During the quarter ended December 29, 1995, the Registrant completed the purchase of the wholesale grocery operations of Bay Area Foods, Inc., doing business as Market Wholesale Grocery ("Market Wholesale"). Market Wholesale activity contained in the December 29, 1995, financial statements includes assets of $38.2 million, liabilities of $15.0 million and sales of $24.2 million.

OVERVIEW

     In 1996, net sales and operations increased 15.7% to $281.4 million. This compares to a 6.1% increase in 1994 to $243.3 million. Net income before member allowances, patronage dividends, and income taxes decreased $0.2 million to $6.0 million (2.1% of sales). This compares to a net income of $6.2 million (2.5% of sales) in 1995.

     During 1996, the increase in net sales and operations was due primarily to higher unit volume in the distribution segment, offsetting decreased written premiums in the insurance segment, and lower sales volume from the retail store operations. Profitability decreased slightly due to the increased expenses in distribution segment, offset by lower retail store losses and decreased expense ratios in the insurance segment.


NET SALES AND OPERATIONS

     In 1996, distribution segment sales increased 19.4% to $270.2 million. Warehouse sales increased 1.4% reflecting higher unite volume. Cash & Carry sales increased 16.2%, due to higher unit volumes (7.0%) and sales at new units (9.2%), and the acquisitions of Rich & Rhine, Inc., and Market Wholesale added $33.9 million to distribution segment sales.

     Insurance segment's net premiums, commissions and fees decreased 2.0% in 1995 to $5.5 million, primarily due to increased market competition.

COSTS AND EXPENSES

     In 1996, total costs and expenses increased $38.2 million to 275.4 million (97.9% of sales). This compares to $237.1 million (97.5% of sales) in 1995. The components of costs and expenses are outlined below:

     Costs and Expenses as a Percent of Net Sales and Operations:
For the Three months ended:
                                        12/29/95     12/30/94
                                        --------     --------
      Cost of Sales                       86.5         85.3
      Operating expenses                   9.1         10.0
      Selling and administrative
        expenses                           1.0          1.0
      Depreciation and amortization        0.6          0.6
      Interest expense, net                0.7          0.7
         Total                            97.9         97.5

      Cost of sales as a percent of net sales and operations increased to 86.5% in 1996 from 85.3% in 1995 primarily due to a reduction in retail and equipment sales offset by reduced loss ratios in the insurance segment.

      Operating expenses as a percent of net sales and operations decreased 0.9% to 9.1% in 1996 due to decreased operating expenses in the retail store operations and higher unit volume.

MEMBER ALLOWANCES AND PATRONAGE DIVIDENDS

      In 1996, member allowances and patronage dividends were $5.2 million (1.8% of sales). This compares to $5.3 million (2.2% of sales) in 1995. The decrease is due to slightly lower member allowances.

NET INCOME AND INCOME TAXES

      In 1996, net income after member allowances, patronage dividends, and before taxes was $0.9 million (0.3% of sales) compared to $0.9 million (0.4% of sales) in 1995. Net income after taxes was $0.6 million (0.2% of sales) in 1996 compared to $0.5 million (0.2% of sales) in 1995.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

      In 1996, the Company used $16.2 million in cash in its operations, an increase of $2.4 million in cash used compared to 1995. Merchandise inventory increases from the acquisition of Market Wholesale were offset by increased payables and insurance reserves.


CASH FLOWS FROM INVESTING ACTIVITIES

      In 1996, the Company used $6.0 million in cash in investing activities. This compares to the $1.5 million in cash provided by investing activities in 1995. The main components of the shift in the cash flow from investing activities was the $3.2 million decrease in sale of members loans, and a $3.2 million decrease in the sale of investments.

CASH FLOWS FROM FINANCING ACTIVITIES

      In 1996, the Company's financing activities provided $30.6 million in cash compared to $13.0 million in 1995. Cash was primarily provided through the utilization of the Company's bank credit lines.

                         Part II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits. Exhibit 10.1. Amended and Restated Banker's Acceptance Agreement dated as of November 30, 1995 between the Registrant and United States National Bank of Oregon, Seattle-First National Bank, and The Hongkong and Shanghai Banking Corporation, Limited.

          (b) Reports on Form 8-K. During the quarter for which this report is filed, the Registrant filed a current Report on Form 8-K dated December 14, 1995, in connection with its acquisition of the wholesale grocery operations of Bay Area Foods, Inc.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 12, 1996              UNITED GROCERS, INC.
                                      (Registrant)

                                      By    /s/ John W. White
                                         John W. White
                                         Vice President
                                         (Principal Accounting Officer)