Form 10-Q
period 1995-12-29
UNITED GROCERS INC /OR/
filed 1996-02-13
CIK 225966

THIS DOCUMENT IS A COPY OF THE QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 29, 1995, FILED ON FEBRUARY 13, 1995, PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION

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