Form 10-Q/A
period 1995-12-29
UNITED GROCERS INC /OR/
filed 1996-02-14
CIK 225966

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

          The undersigned registrant hereby amends Item 6 of its Quarterly Report on Form 10-Q for the quarterly period ended December 29, 1995, as follows:

                         Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               Exhibit 10.1. Amended and Restated Banker's Acceptance Agreement dated as of November 30, 1995, between the Registrant and United States National Bank of Oregon, Seattle-First National Bank, and the Hongkong and Shanghai Banking Corporation, Limited. (Previously filed)

               Exhibit 27.  Financial Data Schedule.

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

Date:  February 13, 1996              UNITED GROCERS, INC.
                                      (Registrant)


                                      By   /s/ John W. White
                                         John W. White
                                         Vice President