Form 10-Q
period 1996-03-29
UNITED GROCERS INC /OR/
filed 1996-05-13
CIK 225966

                    UNITED GROCERS, INC., AND SUBSIDIARIES



                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-Q




               Quarterly report pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934





                 For the Quarterly period ended March 29, 1996
                        Commission File Number 2-60487


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

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date. 626,773 shares of common stock, $5 par value as of May 8, 1996.

                        Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

    The following unaudited consolidated financial statements of United Grocers, Inc., and subsidiaries for the periods ended March 29, 1996 and March 31, 1995, include all adjustments which management considers necessary for a fair presentation of the results for the interim periods. All adjustments to prior period figures are for the purpose of making the results comparable and are of a normal recurring nature. Any changes in accounting methods not of a normal recurring nature are separately disclosed.

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

                    UNITED GROCERS, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    MARCH 29, 1996, and SEPTEMBER 29, 1995

                                                  (Audited)        (Unaudited)
ASSETS                                              3/29/96          9/29/95
                                                ------------      ------------
CURRENT ASSETS:

Cash and cash equivalents                       $ 11,347,282      $ 13,045,456
Investments                                       45,520,917        40,809,762
Accounts and notes receivable                     70,723,055        70,706,049
Inventories                                      100,297,378        81,477,754
Other current assets                               5,836,543         3,870,703
Deferred income taxes                              2,537,323         2,537,323
                                                ------------      ------------
Total current assets                             236,262,498       212,447,047
                                                ------------      ------------
NON-CURRENT ASSETS:
Notes receivable                                  27,454,059        21,950,478
Investment in affiliated companies                 8,392,281         8,392,281
Other receivables and investments                  5,343,813         6,869,895
Other non-current assets                          17,506,528        11,668,590
                                                ------------      ------------
Total non-current assets                          58,696,681        48,881,244
                                                ------------      ------------
PROPERTY, PLANT AND EQUIPMENT -
(Net of accumulated depreciation)                 62,565,100        61,127,772
                                                ------------      ------------
TOTAL                                           $357,524,279      $322,456,063
                                                ============      ============

                    UNITED GROCERS, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    MARCH 29, 1996, and SEPTEMBER 29, 1995
                                  (continued)


                                                 (Unaudited)         (Audited)
LIABILITIES AND MEMBERS' EQUITY                    03/29/96           09/29/95

                                                ------------      ------------
CURRENT LIABILITIES:
Notes payable - bank                            $ 62,467,300      $ 48,515,543
Accounts payable                                  53,610,118        60,461,117
Insurance reserves                                36,356,341        29,958,678
Compensation and taxes payable                     5,084,990         3,118,827
Other accrued expenses                             2,096,902         3,662,495
Members' patronage payable                         1,170,000         6,646,867
Current installments on
     long-term liabilities                         6,183,832         7,573,215

                                                ------------      ------------
Total current liabilities                        166,969,483       159,936,742

                                                ------------      ------------

LONG-TERM LIABILITIES                            142,212,967       115,623,670

                                                ------------      ------------
DEFERRED INCOME TAXES                              3,651,247         3,651,247

                                                ------------      ------------
DEFERRED INCOME                                      886,917           886,917

                                                ------------      ------------
MEMBERS' EQUITY:
Common stock (Authorized, 10,000,000
     shares at $5.00 par value;issued
     and outstanding, 640,228 shares at
     March 29, 1996 and 655,663 shares
     at September 29, 1995)                        3,299,065         3,278,315
Additional paid-in capital                        24,584,235        23,956,797
Retained earnings                                 15,476,556        14,923,491
Unrealized gain on investments                       443,809           198,884
                                                ------------      ------------
Total members' equity                             43,803,665        42,357,487
                                                ------------      ------------
TOTAL                                           $357,524,279      $322,456,063
                                                ============      ============

                             UNITED GROCERS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME
                                          (Unaudited)


                                                    QUARTER ENDED              SIX MONTHS ENDED
                                3/29/96            3/31/95           3/29/96         3/31/95
                               --------           --------          --------         --------

Net sales and operations        318,112,753      248,139,207      599,504,406      491,427,941
                               ------------      ------------     ------------     ------------
Costs and expenses:
   Cost of sales                271,709,392      211,608,245      515,223,153      419,101,556
   Operating expenses            35,728,916       25,922,869       61,329,655       50,211,578

   Selling and
     administrative
       expenses                   2,278,526        2,449,193        5,024,023        4,819,468
   Depreciation                   1,426,764        1,516,264        2,983,776        2,903,442
   Interest:
     Interest expense             3,723,645        3,483,151        7,017,171        5,942,904
     Interest income             (1,369,891)    (  1,388,158)    (  2,726,561)     ( 2,254,636)
                                ------------     ------------     ------------     ------------
      Interest expense,
          net                     2,353,754        2,094,993        4,290,610        3,688,268
                                ------------     ------------     ------------     ------------
   Total cost and
       expenses                 313,497,352      243,591,564      588,851,217      480,724,312
                                ------------     ------------     ------------     ------------
Income before members'
  allowances, patronage
    dividends and
      income taxes                4,615,401        4,547,643       10,653,189       10,703,629

   Members' allowances           (3,648,200)    (  3,564,092)     ( 7,433,116)    (  7,430,293)
   Members' patronage
    dividends                      (400,000)    (    500,000)     ( 1,800,000)    (  1,900,000)
                                ------------     ------------     ------------     ------------
Income before income taxes          567,201          483,551        1,420,073        1,373,336

Provision for income taxes         (202,811)    (    175,858)      (  491,015)      (  549,334)

                                ------------     ------------     ------------     ------------
   Net Income                      $364,390     $    307,693     $    929,058          824,002
                                ============     ============     ============     ============

                            UNITED GROCERS, INC., AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                               SIX MONTHS ENDED
                                                     ----------------  ----------------
                                                             MARCH 29          MARCH 31
CASH FLOWS FROM OPERATING ACTIVITIES:                            1996              1995
                                                         ------------      ------------
   Net income        $    929,058                         $  824,002
   Adjustments to reconcile net income to
    net cash provided by (used in)
     operating activities:
         Depreciation                                      2,983,776         2,903,442
         Provision for doubtful accounts
         and notes                                         1,145,268         1,012,965
         Patronage dividends payable in
         common stock                                      1,119,049           933,936
         (Gain)loss on sale of assets                     (  113,418)     (     51,344)
         Deferred income taxes                                   -0-      (      3,257)
         Decrease (increase) in non-cash
         current assets:
         Accounts and notes receivable                    (   17,006)        3,734,071
         Inventories ( 18,819,624)                       ( 4,836,400)
         Other current assets                           (  2,319,839)     (  1,730,757)
         Increase (decrease) in non-cash
         current liabilities:
         Accounts payable and insurance
              reserves                                  (    453,336)     (    958,449)
         Compensation and taxes payable                    1,966,163           559,853
         Other accrued expenses                         (  1,565,593)        1,311,485
         Members' patronage and other
              refunds                                   (  5,476,867)     (  5,383,736)
         Decrease (increase) in non-current
            other assets                                (  4,311,856)     (  3,663,250)
                                                         ------------      ------------
   Net cash provided by (used in)
            operating activities                        ( 24,934,225)     (  5,347,439)
                                                       --------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Loans to members(  9,975,193)                        (  7,712,978)
   Collections on loans to members                           427,975         2,031,071
   Proceeds from sale (buyback) of member loans            2,898,369         8,075,821
   Sale of investments                                           -0-         3,986,891
   Redemption of investments                               1,175,240         3,808,311
   Purchase of investments                               ( 5,532,396)     ( 11,951,212)
   Sale of property/plant/equipment                        6,423,546           169,546
   Purchase-property/plant/equipment                     (10,731,233)     (  6,288,281)
                                                         ------------      ------------
   Net cash provided by (used in)
   investing activities                                  (15,313,692)     (  7,880,831)
                                                         ------------      ------------

                            UNITED GROCERS, INC., AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Continued)

                                          (Unaudited)
                                                          SIX MONTHS ENDED
                                                     ----------------  ----------------
                                                             MARCH 29          MARCH 31
                                                               1996              1995
                                                         ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Sale of common stock                                      306,962            71,400
   Repurchase of common stock                            (   908,889)     (  1,326,700)
   Proceeds of long-term liabilities:
         Revolving bank lines of credit                  499,400,000       369,400,000
         Mortgages and notes                               2,018,592         3,536,128
         Redeemable notes and certificates                10,214,200         7,476,300
   Repayment of long-term liabilities:
         Revolving bank lines of credit                 (460,945,661)     (353,641,758)
         Mortgages and notes                             ( 2,358,261)     (  1,324,052)
         Redeemable notes and certificates               ( 9,177,200)     (  8,714,673)
                                                         ------------      ------------
   Net cash provided by (used in)
         financing activities                             38,549,743        15,476,645
                                                         ------------      ------------
   Net increase (decrease) in cash and
         cash equivalents                                ( 1,698,174)        2,248,375
Cash and cash equivalents, beginning of year              13,045,456        12,984,028
                                                         ------------      ------------
Cash and cash equivalents, end of quarter               $ 11,347,282      $ 15,232,403
                                                         ============      ============

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS

Six months ended March 29, 1996 ("1996") compared to six months ended
March 31, 1995 ("1995").

RESULTS OF OPERATIONS

OVERVIEW

    In 1996, net sales and operations increased 22.0% to 599.5 million. This compares to a 7.8% increase in 1995 to $491.4 million. Net income before member allowances, patronage dividends, and income taxes remained even at $10.7 million, (1.8% of sales in 1996, 2.2% of sales in 1995).

    During 1996, the increase in net sales and operations was due primarily to sales volumne through the new distribution facilities in California, higher unit volume in the distribution segment, offsetting decreased written premiums in the insurance segment, and lower sales volume from the retail store operations. Profitability improved due to the increase in unit volume, lower retail store losses and lower loss ratios in the insurance segment.
Offsetting these improvements were higher expenses associated with the new distribution operations.

NET SALES AND OPERATIONS

    Warehouse and Cash & Carry distribution segment sales increased 5.3% to $469.2 million. Warehouse sales increased 2.8 % reflecting higher unit volume. Cash & Carry sales increased 14.9%, due to higher unit volumes
(10.1%) and sales at new units (4.6%).

    Insurance segment's net premiums, commissions and fees decreased 5.5% in 1996 to $10.6 million, primarily due to a reduction in premiums written, partially offset by favorable changes in unearned premium reserves.

COSTS AND EXPENSES

    In 1996, total costs and expenses increased $108.1 million to 588.8 million (98.2% of sales). This compares to $480.7 million (97.8% of sales) in 1995. The components of costs and expenses are outlined below:


    Costs and Expenses as a Percent of Net Sales and Operations:
 For the Three months ended:
                                                3/29/96       3/31/95
                                                -------       -------
    Cost of Sales                                 85.9          85.2
    Operating expenses                            10.2          10.2
    Selling and administrative
      expenses                                     0.8           1.0
    Depreciation and amortization                  0.5           0.6
    Interest expense, net                          0.7           0.4
                                                -------       -------
       Total                                      98.1          97.8

    Cost of sales as a percent of net sales and operations increased to 85.9% in 1996 from 85.2% in 1995 primarily due to increased distribution segment volumne and reduction in retail operations, which normally carry higher margins.

    Operating expenses as a percent of net sales and operations stayed even at 10.2% of sales between 1995 and 1996.

MEMBER ALLOWANCES AND PATRONAGE DIVIDENDS

    In 1996, member allowances and patronage dividends were $9.2 million
(1.5% of sales). This compares to $9.3 million (1.9% of sales) in 1995. The decrease is due to higher member allowances and a slight decline in member sales.

NET INCOME AND INCOME TAXES

    Net income after member allowances, patronage dividends, and before taxes was $1.4 million (0.2% of sales) in 1996 compared to $1.4 million (0.3% of sales) in 1995. Net income after taxes was $0.9 million (0.2% of sales) compared to $0.8 million (0.2% of sales) in 1995.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

    In 1996, the Company used $24.9 million in cash in its operations, an increase of $19.6 million in cash used compared to 1995. Merchandise inventories increased primarily due to increased volume in the California operations.

    At the beginning of the prior fiscal year, the Company adopted FASB #113
(Accounting for Reinsurance Contracts). The adoption of this change had the effect of increasing accounts receivable by $2.4 million, other current assets by $1.5 million and accounts payable by $3.9 million.

CASH FLOWS FROM INVESTING ACTIVITIES

    In 1996, the Company used $15.3 million in cash in investing activities.
This compares to the $7.9 million in cash used by investing activities in 1995. The main components of the shift in the cash flow from investing activities was the $2.2 million increase in loans to members, and a $5.2 million decrease in the net sales of member loans.

CASH FLOWS FROM FINANCING ACTIVITIES

    In 1996, the Company's financing activities provided $38.5 million in cash compared to $15.4 million in 1995. Cash was primarily provided through the utilization of the Company's bank credit lines.

Subsequent events




LABOR NEGOTIATIONS

    The Company's labor agreements expired on April 1, 1996. Present negotiations are proceeding with all the bargaining units. The Company's labor relations continue to be satisfactory.

BANK LINE OF CREDIT RENEWAL

    The Company's Bank Credit Agreements expiration dates have been extended from April 30, 1996 to May 31, 1996. The Company expects these agreements to be renewed with substantially the same terms and conditions.

                          Part II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security-Holders.

          At the annual meeting of the shareholders on January 13, 1996, the following directors were elected: Robert A. Lamb, Ron Mansacola, and H. Larry
Montgomery.  The following directors will continue their terms of office:
Raymond Nidiffer, David D. Neal, Peter J. O'Neal, Dick Leonard, Deano Ryan, and Gordon Smith. The number of votes received by each nominee for director was as follows: Kenneth W. Findley - 81, Robert A. Lamb - 96,
Ron Mansacola - 86, H. Larry Montgomery - 107, Michael Werness - 25,
Richard L. Wright, Jr. - 55.

          A number of minor amendments to the company's Bylaws were voted upon. The amendments were proposed in order to conform the Bylaws to state corporate law and make gramatical and other minor changes. The vote for the proposed amendments was 112 for, 12 against and 23 abstaining.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)   Exhibits.

          Exhibit 3.   Bylaws of United Grocers, Inc.
          Exhibit 27.  Financial Data Schedule

          (b) Reports on Form 8-K. During the quarter for which this report is filed, the Registrant filed on Form 8-K/A an amendment to its Current Report on Form 8-K dated December 14, 1995, setting forth certain financial statements and pro forma financial information as required by Item 7 of Form 8-K.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 13, 1996         UNITED GROCERS, INC.
                                        (Registrant)




                            By /s/John W. White
                                  John W. White
                                  Vice President
                                  (Principal Accounting Officer)
