Form 10-Q
period 1996-06-28
UNITED GROCERS INC /OR/
filed 1996-08-12
CIK 225966

                    UNITED GROCERS, INC., AND SUBSIDIARIES



                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-Q




               Quarterly report pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934





                 For the Quarterly period ended June 28, 1996
                        Commission File Number 2-60487


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

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date. 612,580 shares of common stock, $5 par value as of August 6, 1996.

                        Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

    The following unaudited consolidated financial statements of United Grocers, Inc., and subsidiaries for the periods ended June 28, 1996 and June 30, 1995, include all adjustments which management considers necessary for a fair presentation of the results for the interim periods. All adjustments to prior period figures are for the purpose of making the results comparable and are of a normal recurring nature. Any changes in accounting methods not of a normal recurring nature are separately disclosed.

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

                    UNITED GROCERS, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     JUNE 28, 1996, and SEPTEMBER 29, 1995

                                                                   (Unaudited)
                                                   (Audited)
ASSETS                                                  6/28/96        9/29/95
                                                   ------------   ------------
CURRENT ASSETS:

Cash and cash equivalents                       $ 17,793,390      $ 13,045,456
Investments                                       48,546,857        40,809,762
Accounts and notes receivable                     84,682,388        70,706,049
Inventories                                       96,553,503        81,477,754
Other current assets                               3,727,417         3,870,703
Deferred income taxes                              2,537,323         2,537,323
                                                ------------      ------------
Total current assets                             253,840,878       212,447,047
                                                ------------      ------------
NON-CURRENT ASSETS:
Notes receivable                                  28,902,085        21,950,478
Investment in affiliated companies                 7,797,582         8,392,281
Other receivables and investments                  6,968,641         6,869,895
Other non-current assets                          13,167,351        11,668,590
                                                ------------      ------------
Total non-current assets                          56,835,659        48,881,244
                                                ------------      ------------
PROPERTY, PLANT AND EQUIPMENT -
(Net of accumulated depreciation)                 62,999,186        61,127,772
                                                ------------      ------------
TOTAL                                           $373,675,723      $322,456,063
                                                ============      ============

                    UNITED GROCERS, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     JUNE 28, 1996, and SEPTEMBER 29, 1995
                                  (continued)


                                                (Unaudited)         (Audited)
LIABILITIES AND MEMBERS' EQUITY                   06/28/96           09/29/95

                                                ------------      ------------
CURRENT LIABILITIES:
Notes payable - bank                            $ 60,640,736      $ 48,515,543
Accounts payable                                  62,195,348        60,461,117
Insurance reserves                                36,538,206        29,958,678
Compensation and taxes payable                     4,329,153         3,118,827
Other accrued expenses                             4,537,842         3,662,495
Members' patronage payable                         1,950,000         6,646,867
Current installments on
     long-term liabilities                         6,230,641         7,573,215

                                                ------------      ------------
Total current liabilities                        176,421,926       159,936,742

                                                ------------      ------------

LONG-TERM LIABILITIES                            148,891,405       115,623,670

                                                ------------      ------------
DEFERRED INCOME TAXES                              3,651,247         3,651,247

                                                ------------      ------------
DEFERRED INCOME                                      886,917           886,917

                                                ------------      ------------
MEMBERS' EQUITY:
Common stock (Authorized, 10,000,000
     shares at $5.00 par value;issued
     and outstanding, 614,464 shares at
     June 28, 1996 and 655,663 shares
     at September 29, 1995)                        3,224,250         3,278,315
Additional paid-in capital                        25,266,582        23,956,797
Retained earnings                                 15,133,719        14,923,491
Unrealized gain on investments                       199,677           198,884
                                                ------------      ------------
Total members' equity                             43,824,228        42,357,487
                                                ------------      ------------
TOTAL                                           $373,675,723      $322,456,063
                                                ============      ============

                             UNITED GROCERS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME

                                          (Unaudited)


                                       QUARTER ENDED                    NINE MONTHS ENDED
                                   6/28/96        6/30/95           6/28/96           6/30/95
                                  --------       --------          --------          --------

Net sales and operations        332,521,681      263,212,128      932,026,087      754,640,069
                               ------------      ------------     ------------     ------------
Costs and expenses:
   Cost of sales                286,034,521      223,060,063      801,257,674      642,161,619
   Operating expenses            33,776,176       26,514,176       95,105,831       76,725,754

   Selling and
     administrative
       expenses                   3,001,019        3,186,285        8,025,042        8,005,753
   Depreciation                   1,611,370        1,497,860        4,595,146        4,401,302
   Interest:
     Interest expense             3,891,871        3,528,202       10,909,042        9,471,106
     Interest income           (  1,099,342)    (    961,271)    (  3,825,903)    (  3,215,907)
                                ------------     ------------     ------------     ------------
      Interest expense,
          net                     2,792,529        2,566,931        7,083,139        6,255,199
                                ------------     ------------     ------------     ------------
   Total cost and
       expenses                 327,215,615      256,825,315      916,066,832      737,549,627
                                ------------     ------------     ------------     ------------
Income before members'
  allowances, patronage
    dividends and
      income taxes                5,306,066        6,386,813       15,959,255       17,090,442

   Members' allowances         (  3,716,231)    (  3,730,293)    ( 11,149,347)    ( 11,160,586)
   Members' patronage
    dividends                  (  1,200,000)    (  1,350,000)    (  3,000,000)    (  3,250,000)
                                ------------     ------------     ------------     ------------
Income before income taxes          389,835        1,306,520        1,809,908        2,679,856

Provision for income taxes       (   52,270)    (    522,609)    (    543,285)    (  1,071,943)

                                ------------     ------------     ------------     ------------
   Net Income                      $337,565     $    783,911     $  1,266,263        1,607,913
                                ============     ============     ============     ============

                            UNITED GROCERS, INC., AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                         NINE MONTHS ENDED
                                                     ----------------  ----------------
                                                              JUNE 28           JUNE 30
CASH FLOWS FROM OPERATING ACTIVITIES:                            1996              1995
                                                         ------------      ------------
   Net income        $  1,266,623                      $   1,607,913
   Adjustments to reconcile net income to
    net cash provided by (used in)
     operating activities:
         Depreciation                                      4,595,146         4,401,302
         Provision for doubtful accounts
         and notes                                         1,573,161         1,518,696
         Patronage dividends payable in
         common stock                                      1,736,214         1,205,978
         (Gain)loss on sale of assets                         40,595           517,565
         Deferred income taxes                                   -0-           145,413
         Decrease (increase) in non-cash
         current assets:
         Accounts and notes receivable                  ( 13,976,339)     ( 11,451,070)
         Inventories ( 15,075,749)                      (  5,525,300)
         Other current assets                              3,291,590         2,193,753
         Increase (decrease) in non-cash
         current liabilities:
         Accounts payable and insurance
              reserves                                     8,908,458      (  2,476,310)
         Compensation and taxes payable                    1,210,326           432,565
         Other accrued expenses                              875,347         2,909,752
         Members' patronage and other
              refunds                                   (  4,696,867)     (  4,330,736)
         Decrease (increase) in non-current
            other assets                                (  1,597,507)     (  5,591,246)
                                                         ------------      ------------
   Net cash provided by (used in)
            operating activities                        ( 11,849,002)     ( 14,441,725)
                                                       --------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Loans to members( 14,091,810)                        ( 13,453,504)
   Collections on loans to members                         1,331,675         7,355,868
   Proceeds from sale (buyback) of
                     member loans                          4,235,367         8,075,821
   Sale of investments                                           -0-         1,898,972
   Redemption of investments                               1,175,240         4,708,311
   Purchase of investments                              ( 12,060,639)     (  9,269,370)
   Sale of property/plant/equipment                        6,423,546           169,546
   Purchase-property/plant/equipment                    ( 12,930,702)     ( 13,597,458)
                                                         ------------      ------------
   Net cash provided by (used in)
   investing activities                                 ( 25,917,323)     ( 14,111,814)
                                                         ------------      ------------

                            UNITED GROCERS, INC., AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Continued)

                                          (Unaudited)
                                                         NINE MONTHS ENDED
                                                     ----------------  ----------------
                                                              JUNE 28           JUNE 30
                                                               1996              1995
                                                         ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Sale of common stock                                      378,123            71,400
   Repurchase of common stock                           (  1,914,219)     (  1,214,115)
   Proceeds of long-term liabilities:
         Revolving bank lines of credit                  841,500,000       526,700,000
         Mortgages and notes                               3,253,037         3,749,547
         Redeemable notes and certificates                14,489,000        10,842,698
   Repayment of long-term liabilities:
         Revolving bank lines of credit                 (797,863,923)     (499,945,645)
         Mortgages and notes                            (  3,188,159)     (  1,869,013)
         Redeemable notes and certificates              ( 14,139,600)     ( 11,301,565)
                                                         ------------      ------------
   Net cash provided by (used in)
         financing activities                             42,514,259        27,033,307
                                                         ------------      ------------
   Net increase (decrease) in cash and
         cash equivalents                                  4,747,934      (  1,520,232)
Cash and cash equivalents, beginning of year              13,045,456        12,984,028
                                                         ------------      ------------
Cash and cash equivalents, end of quarter               $ 17,793,390      $ 11,463,796
                                                         ============      ============

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS

Nine months ended June 28, 1996 ("1996") compared to nine months ended
June 30, 1995 ("1995").

RESULTS OF OPERATIONS

OVERVIEW

    In 1996, net sales and operations increased 23.5% to 932.0 million. This compares to a 8.1% increase in 1995 to $754.6 million. Net income before member allowances, patronage dividends, and income taxes decreased to $16.0 million in 1996 compared to $17.1 million in 1995, (1.7% of sales in 1996, 2.3% of sales in 1995).

    During 1996, the increase in net sales and operations was due primarily to sales volume through new distribution facilities in California acquired in December 1995 and higher unit volume in the Cash & Carry distribution segment.
This increase in sales volume was offset by decreased written premiums in the insurance segment and lower sales volume from the retail store operations, due to a reduction in the number of retail stores owned by the Company.
Profitability declined due to lower gross margins in the Cash & Carry distribution business, increased operating expenses in the wholesale business resulting from integration efforts relating to the newly acquired California operation and increased interest expense associated with the California acquisition. The decline in profitability was partially offset by increased profits at certain subsidiary operations within the distribution segment and lower retail store losses.

NET SALES AND OPERATIONS

    Warehouse and Cash & Carry distribution segment sales increased 4.3% in 1996 to $713.9 million. Warehouse sales increased 2.1 % primarily reflecting inflation, and increased sales in the Company's direct shipment and cross-dock operations. Cash & Carry sales increased 12.5%, due to higher unit volumes
(10.2%) and sales at new units (2.3%).

    Insurance segment's net premiums, commissions and fees decreased 5.2% in 1996 to $16.2 million, primarily due to a reduction in premiums written, which was partially offset by decreases in unearned premium reserves.

COSTS AND EXPENSES

    In 1996, total costs and expenses increased $178.5 million to 916.1 million (98.3% of sales). This compares to $737.5 million (97.7% of sales) in 1995. The components of costs and expenses are outlined below:

    Costs and Expenses as a Percent of Net Sales and Operations:
  For the Nine months ended:
                                               6/28/96            6/30/95
                                              --------           --------
    Cost of Sales                                 86.0              85.1
    Operating expenses                            10.2              10.1
    Selling and administrative
      expenses                                     0.9               1.1
    Depreciation and amortization                  0.5               0.6
    Interest expense, net                          0.7               0.8
       Total                                      98.3              97.7

    Cost of sales as a percent of net sales and operations increased to 86.0% in 1996 from 85.1% in 1995 primarily due to lower gross margins earned in the Cash & Carry distribution business, and a shift in the distribution segment sales mix from retail store operations to wholesale operations.

    Operating expenses as a percent of net sales and operations increased slightly from 10.1% of sales to 10.2% of sales between 1995 and 1996. Other expenses declined as a percentage of sales due to the increased sales volume associated with the California acquisition.

MEMBER ALLOWANCES AND PATRONAGE DIVIDENDS

    In 1996, member allowances and patronage dividends were $14.1 million
(1.5% of sales).  This compares to $14.4 million (1.9% of sales) in 1995.

NET INCOME AND INCOME TAXES

    Net income after member allowances, patronage dividends, and before taxes was $1.8 million (0.2% of sales) in 1996 compared to $2.7 million (0.4% of sales) in 1995. Net income after taxes was $1.3 million (0.1% of sales) compared to $1.6 million (0.2% of sales) in 1995.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

    In 1996, the Company used $11.8 million in cash in its operations, a decrease of $2.6 million in cash used compared to 1995. Merchandise inventories increased primarily due to the California wholesale acquisition.

    At the beginning of the prior fiscal year, the Company adopted FASB #113
(Accounting for Reinsurance Contracts). The adoption of this change had the effect of increasing accounts receivable by $2.4 million, other current assets by $1.5 million and accounts payable by $3.9 million.

CASH FLOWS FROM INVESTING ACTIVITIES

    In 1996, the Company used $25.9 million in cash in investing activities.
This compares to the $14.1 million in cash used by investing activities in
1995.  The main influence on cash flow from investing activities was the
Company's member finance activities.   In 1996, the Company's member finance
activities used $8.5 million in cash.  In 1995, the Company's member finance activities provided $2.0 million in cash.

CASH FLOWS FROM FINANCING ACTIVITIES

    In 1996, the Company's financing activities provided $42.5 million in cash compared to $27.0 million in 1995. Cash was primarily provided through the utilization of the Company's bank credit lines.

Subsequent events
LABOR NEGOTIATIONS

    The Company's labor agreements expired on April 1, 1996. Present negotiations are proceeding with all the bargaining units. The Company's labor relations continue to be satisfactory.

BANK AGREEMENT RENEWAL

    The Company renewed it's bank credit agreements during the third quarter under substantially the same terms and conditions as previously existed.

                          Part II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits.

                Exhibit 27 Financial Data Schedule

          (b)   Reports on Form 8-K

                None



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date:  August 12, 1996            UNITED GROCERS, INC.
                                        (Registrant)






                      By          John W. White
                                  Vice President
                                  (Principal Accounting Officer)