Form 10-K
period 1996-09-27
UNITED GROCERS INC /OR/
filed 1996-12-26
CIK 225966

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                 FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


                 For the fiscal year ended September 27, 1996
                      Commission File Number 2-60487

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

$38,706,820 (computed on basis of 1996 offering price and number of shares outstanding at December 22, 1996).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

622,897 shares of common stock, $5 par value, as of December 22, 1996.

Documents incorporated by reference:   None
                           PART 1
Item 1. Business

    The registrant, United Grocers, Inc. ("United" or "the Company"), is an Oregon business corporation primarily engaged in the wholesale grocery and food service distribution business. The Company was organized in 1915 and operates and is taxed as a cooperative.

    The Company supplies groceries and related products to independent retail grocers located in Oregon, Western Washington and California. In addition, the Company and certain of its wholly owed subsidiaries, provides many services needed for the operation of a modern, successful grocery business. These services include marketing assistance, engineering, accounting, financing.

    The Company's food service distribution business is conducted through its Cash & Carry food service division, and its wholly owned subsidiary, Rich & Rhine, Inc. The Company's Cash & Carry division sells grocery and related products to non member retail stores, restaurants, and other institutional entities through its 38 stores located in Oregon, Washington, California, and Idaho. Rich & Rhine distributes tobacco and candy products to other non member retail businesses.

    The Company is also engaged in providing multiple line insurance and related insurance to the grocery industry in 29 states through various wholly owned subsidiaries. These subsidiaries include Grocers Insurance Company, Grocers Insurance Agency, Inc., UGIC, Ltd., United Work Place Consultants, Inc., and Grocers Insurance Group, Inc.

    In December, 1995, United acquired the assets and related business of the wholesale division of Bay Area Foods, Inc., doing business as Market Wholesale Grocery ("Market Wholesale"). The acquired operations increased the Company's business in California. Annual revenues in 1996 from the acquired operations were approximately $249 million.

    Financial data regarding the Company's industry segments is included in the financial statements appearing in Item 6.

Membership

    Independent retail grocers within United's market area are eligible to apply for membership. All applicants for membership are subject to approval by United's board of directors on the basis of financial responsibility and operational ability. On approval, applicants are required to purchase shares of United's common stock. United has approximately 248 members operating a total of approximately 353 retail grocery stores.

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

Member Services

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

    Members can receive finance services from United's subsidiary, United Resources, Inc. United Resources makes loans and provides other financial services to members. Loans to members are generally made at one and three quarters to two and one quarter percentage points over the prime interest rate. Such loans generally are for terms of one to ten years. Loan funds are obtained under a note purchase agreement with National Consumer Cooperative Bank at rates varying with market interest rates. At September 27, 1996, the aggregate principal amount of member loans outstanding due the subsidiary was $27,515,354. The subsidiary's interest income for the year then ended was approximately $2,572,000. In the normal course of its activities, United Resources, Inc., acquires retail stores through foreclosure or purchase and operates them on a temporary basis. United Resources owned three such stores at September 27, 1996. During 1996, United Resources acquired two stores through foreclosure, and disposed of three stores through sale or closure.

    United, where appropriate, leases retail space and subleases the space to qualified members to enable them to obtain prime commercial space. At September 27, 1996, United was obligated on 51 such leases. During 1996, the Company changed its policy of requiring lease insurance on subleases whereby United is the main lessee, and replaced the lease insurance with a program whereby United recognizes profits on its subleases to compensate the Company for its sublease risk. See Notes to Consolidated Financial Statements for more information on these subleases.

Technology

    During 1996 United Grocers strategically focused its Information Services group on building systems platforms to allow for future growth. The Inventory and Distribution Management system in use by United Grocers was updated to the DCS2000 system provided by British American Consulting Group (BAcg). This system is a full multi-warehouse distribution system with a complete set of modules to support purchasing and warehousing functions. Another key strategic project this year was the migration of UG's Finance and Accounting system from the mainframe to a client-server financial package provided by Oracle. The combination of these two systems helps position United Grocers for maximum flexibility and capability for business expansion.

    In the Retail Systems area, United Grocers has continued to build strategic computer system platforms that will greatly assist in the success of independent retail grocers while competing in today's marketplace against the large chains. To take advantage of the economies of scale enjoyed by retail chains with the development, purchase, implementation, and support of computer systems, United Grocers has taken a strong leadership role in providing a high-quality, standard computing package for its retail customers. This standard platform has been marketed under the name Project Enterprise.

    Project Enterprise bundles software, hardware, network connections, and maintenance together into a single product offering. This entire system is placed in the retail location; store personnel are trained by United Grocers staff. The retailer's only financial responsibility is to pay a weekly fee for the use of the system. Project Enterprise has allowed United Grocers to make a strong computing system affordable to its retailers while allowing for volume discounts for hardware and maintenance. United Grocers can now leverage and build upon these systems in a similar fashion as a standardized chain environment. The Project Enterprise platform includes an integrated store processor (I.S.P.), UG's U-Link family of services, a laser printer, and UG's Ready Pay electronic payment system. In a mass rollout effort, the UG Retail Systems group has implemented over 160 of these Project Enterprise systems this year.

Food Service Distribution

    The Company's food service distribution operations generate significant annual volume for its distribution segment, as well as a prominent source of potential growth in the future. The main source of food service volume is the Company's Cash & Carry wholesale outlets. These outlets provide a convenient, low cost method of purchasing groceries and institutional products for non member grocers, restaurants, and institutional buyers. Cash & Carry customers select their merchandise at the outlet much in the same manner that a customer at a retail grocery store would. Cash & Carry customers provide their own transportation.

    At September 27, 1996, the Cash & Carry outlets generated $233 million in sales, an increase of 13% over 1995 sales of $206 million. In 1997, the Company is scheduled to open six new locations, for a total capital investment of approximately $6 million.

    In addition to Cash & Carry operations, the Company's food service distribution includes Rich & Rhine, Inc., which contributed $38.9 million to distribution segment sales in 1996.

Insurance

Overview

    Grocers Insurance Group, Inc. was formed on October 25, 1990, and is the holding company for the Company's insurance-related subsidiaries. Grocers Insurance Group, Inc. assists in marketing insurance-related services offered by those subsidiaries.

    Grocers Insurance Agency, Inc., is an insurance agency offering commercial and personal lines coverages.

    United Workplace Consultants, Inc. offers consulting and rehabilitation services to corporate clients including members of the Group.

    UGIC, Ltd. provides reinsurance services for property and casualty lines.

    Grocers Insurance Company, Inc., is a commercial lines underwriter rated A- by A.M. Best.

Operations

    The following analysis of insurance operations is limited to Grocers
Insurance Company (GIC),   the significant underwriting subsidiary of the
company.

Premiums Written

    An analysis of GIC's premiums written during the past three years is shown in the following table.

                          ($ in thousands)
                     Direct     Reinsurance   Reinsurance      Net
Year                 Written      Assumed       Ceded          Written

1994                $23,992         $ 861       $6,652          $18,201
1995                 27,809           698        7,364           21,143
1996                 28,988           567        8,185           21,370


      The three states accounting for the largest amounts of direct premiums written for the year ending September 30, 1996, were Oregon with 33%, California with 24%, and Washington with 10%. No other state accounted for more than 7% of such premiums. In 1996 there were no significant changes in business, geographic mix or types of risks assumed.

Underwriting Results

      A commonly used industry measurement of property and casualty insurance underwriting results is the combined loss and expense ratio. This ratio is the sum of the ratio of net incurred losses and related loss adjustment expenses to net premiums earned (loss ratio) plus the ratio of underwriting expenses to premiums written (expense ratio). The loss ratio, expense ratio and combined ratio for GIC for the last three calendar years are as follows:

                           Loss         Expense          Combined
Year                       Ratio         Ratio            Ratio

1993                        89.6%         13.0%           102.6%
1994                        79.0%         21.9%           100.9%
1995                        82.9%         21.1%           104.0%

      These ratios compare to industry composite combined ratios of 105.7% for 1993, 107.1% for 1994 and 105.0% for 1995.

      There have been no unusually large gains or losses from underwriting or investment operations during the year. There are no effects from currency fluctuations, with all business being transacted within the United States.

Claim Operations

      Net Unpaid Loss and Loss Adjustment Expenses (LAE) for the last three fiscal years are:


                            ($ in thousands)
                                                             Increase
Year                  Losses        LAE        Total       or (Decrease)

1994                   22,968       4,671      27,639         (2.7%)
1995                   24,534       4,819      29,353          6.2%
1996                   23,676       4,981      28,657         (2.4%)

      For additional historical information on loss reserve development and reconciliation of claim reserves, please refer to Appendix 1 and Appendix 2 to this report.

Reinsurance

      GIC reinsures limits above $100,000 per risk through a treaty reinsurance program with upper limits of $20 million for workers' compensation and liability exposures, and limits up to $3 million for property risks. Facultative reinsurance is purchased for property risks written with limits above $3 million. Current reinsurers on the main working layers are all rated A- or better by A.M. Best.

Risk Based Capital / IRIS

      The National Association of Insurance Commissioners (NAIC) has adopted, effective December 31, 1994, a risk-based capital formula for property and casualty companies which will be used by insurance regulators in assessing the capital adequacy of insurance companies.

      The ratio for GIC as determined at December 31, 1995, was significantly above the levels which would require regulatory action. Regulatory total adjusted capital was $15.7 million; authorized control level risk based capital was $1.9 million.

      The NAIC produces an annual evaluation, the Insurance Regulatory Information System (IRIS), utilizing data from the statutory annual statements filed as of each December 31 with state insurance departments.

      GIC had no ratios designated as an "unusual value" in its IRIS Report for the year ended December 31, 1995.


Competition

      The grocery industry is characterized by intense competition. United's wholesale grocery marketing area is comprised of Oregon, California and Western Washington. United's principal competitors are two national grocery wholesalers (which because of their operations in other areas are larger than United) and four regional grocery wholesalers.

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

      Based on information available to it, United estimates that its members, many of whom are in competition with one another, account for approximately 14% of the retail grocery market within United's marketing area. Although members are free to purchase from sources other than United, members generally purchase goods (except goods which United does not supply (such as beer and wine) principally from United. United does not account for a significant percentage of the national wholesale grocery market.

      Recent trends in the results of the Company's member stores have continued. In general, members outside major metropolitan areas, and those operating newer stores, price oriented or super store formats registered various gains in volume. Members operating average-sized conventional stores generally registered small volume losses overall. As a result of these trends, the Company's member unit volume in the distribution segment decreased approximately 1%.

      Like the grocery industry, the insurance industry is highly competitive. Grocers Insurance Group is well positioned to serve the retail food industry. Due to its specialization in the retail food business, Grocers Insurance Group generally operates on lower expense ratios than most of its competitors, allowing it to offer competitive prices for its policies.

Employees

      United employed approximately 2,000 persons at September 27, 1996. Approximately 880 of its employees are members of Teamster or other unions.

      United's collective bargaining agreements expired in April, 1996, and new contracts have been ratified. The Company considers its employee relations to be satisfactory.

Supplies

      United purchases goods from a wide variety of sources ranging from local farmers to large multinational corporations. United attempts to obtain the lowest possible price by pooling the buying power of its members. United is not dependent on any single supplier and the loss of any single supplier would not have a material effect on its business.

      United is one of the five stockholders of Western Family Holding Company, a corporation which pools the buying power of its stockholders in order to obtain lower cost merchandise. Purchases from Western Family Holding Company, which account for about 11% of United's total purchases, are distributed under labels such as "Western Family" and "Cottage."

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


Item 2.  Properties

      United owns and operates two distribution centers. Its main distribution center, located in Milwaukie, Oregon, contains over 815,000 square feet of warehouse space situated on a 62-acre site owned by United. Also at this location are 84,900 square feet of office space, a 20,000-square-foot truck repair shop, and a 114,000-square-foot frozen food distribution center.

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

      United and its subsidiaries operate a truck fleet consisting of 228 tractor cabs and 417 dry freight and refrigerated semitrailers, including both owned and leased units.

      United leases a mainframe computer, together with related peripheral equipment, under various leases expiring in April, 1997. The leases call for annual rental of approximately $797,000.

      United, as described under "Services," is also the prime lessee of retail stores, which are subleased to members, totaling approximately 1.2 million square feet. Further, United and its subsidiaries are the lessees and operators of two retail stores acquired through foreclosure and purchase totaling an additional 90,000 square feet. United owns an additional retail store occupying approximately 38,000 square feet.

      Additionally, United owns five Cash & Carry stores ranging in size from 10,800 to 23,520 square feet.

      United rents several warehouse and cash and carry stores with lease terms and rents as follows:


                                    Area in           Lease       Monthly
Facility Type     Location          Square Feet       Expiration  Rent
-------------     --------          -----------       ----------- ----
Warehouse         Santa Rosa, CA    244,000            7/27/05    $80,250
                  Modesto, CA       275,000            7/27/05    $74,250
                  Tracy, CA         160,166            7/27/05    $84,888
                  Portland, OR       18,000            9/30/98    $ 5,000
                  Milwaukie, OR       9,600            9/30/00    $ 2,836
                  Woodland, CA       68,400           10/01/05    $24,640

Cash & Carry
  Stores          Aloha, OR          20,500            2/28/97    $ 6,970
                  Bend, OR           18,460            4/21/07    $ 5,532
                  Coos Bay, OR       14,250            8/31/97    $ 2,262
                  Gresham, OR        18,220           12/31/96    $ 5,830
                  Newport, OR        16,000           11/30/07    $ 6,700
                  Portland, OR       17,508            7/01/01    $ 6,000
                  Portland, OR       20,000            5/31/01    $ 7,948
                  The Dalles, OR     16,400            6/02/02    $ 2,419
                  Arcata, CA         23,000           10/31/97    $ 8,288
                  Redding, CA        25,380           10/31/00    $ 8,882
                  Olympia, WA        17,780            9/02/99    $ 8,150
                  Seattle, WA        23,500            5/22/99    $11,280
                  Seattle, WA        23,764            7/24/99    $12,000
                  Tacoma, WA         20,400            9/01/99    $ 8,976
                  Clackamas, OR      21,000            6/01/01    $ 7,600
                  Bellingham, WA     20,000           11/30/99    $ 8,800
                  Portland, OR       20,600            3/31/01    $ 9,475
                  Salem, OR          19,600            9/04/06    $ 7,812
                  Warrenton, OR      14,700            4/21/07    $ 4,434
                  Everett, WA        18,750           10/31/00    $ 9,000
                  Kent, WA           18,896            3/31/06    $10,012
                  Federal Way, WA    21,453            9/12/08    $11,048
                  Lynnwood, WA       22,200            6/12/08    $15,000
                  Bellevue, WA       18,000           12/14/03    $10,500
                  Sacramento, CA     23,120            1/14/09    $ 8,092
                  Medford, OR        22,150            6/06/10    $ 8,938
                  Yuba City, CA      26,871            6/15/10    $19,616
                  Ballard, WA        15,000            5/31/00    $ 6,000
                  Bremerton, WA      10,000            4/30/00    $ 2,250
                  Tukwila, WA        21,000            4/30/00    $ 6,720
                  Boise, ID          21,094            3/31/16    $13,950
                  Chico, CA          20,680            7/04/06    $ 6,204
                  Oakland, CA        25,709            6/10/15    $11,260

Item 3.  Legal proceedings

      The Company is regularly a party to routine legal proceedings not expected to have a material effect on its business.


Item 4.  Submission of Matters to a Vote of Security Holders        None.


                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      There is no market for United's Common Stock, which is non-transferable. The approximate number of holders of United's Membership Stock as of December 24, 1996, was 248.

      United's earnings are distributed only in the form of patronage dividends. Accordingly, no earnings are available for the purpose of paying dividends on Membership Stock.

Item 6.  Selected Financial Data


     Consolidated revenues by principal product lines and services appear in the following table:

                                     For Fiscal Year Ended
                   September 27, 1996  September 29, 1995   September 30, 1994
                   ==================  ==================   ==================
                                     (dollars in thousands)
                              Percentage        Percentage         Percentage
                               of Total          of Total           of Total
Product or            Revenue  Revenue   Revenue Revenue   Revenue  Revenue
Service
----------            -------  --------  ------- -------   -------  -------
Grocery<F1>            670,746  51.54    432,499   42.48   399,803   41.87
Dairy & Deli           113,094   8.69    105,263   10.34   105,336   11.04
Meat                    76,850   5.90     83,227    8.17    86,893    9.11
Produce                 48,456   3.72     49,108    4.82    47,709    5.00
Frozen Foods            71,602   5.50     53,992    5.30    53,803    5.64
Gen. Merchandise        48,396   3.72     45,165    4.44    45,285    4.75
Institutional<F2>      232,913  17.90    206,312   20.26   179,422   18.81
Retail Services         18,249   1.40     18,284    1.80    14,169    1.49
Store Finance            2,572    .20      3,117     .30     3,846     .41
Distribution Segment 1,282,878  98.57    996,967   97.91   936,266   98.12
Insurance Segment       18,629   1.43     21,281    2.09    17,954    1.88
  TOTAL             $1,301,507 100.00 $1,018,248  100.00  $954,220  100.00

<F1> Grocery revenues include sales from retail stores operated on a temporary basis.
<F2> Institutional revenues include sales of all product lines.


      The following balance sheet data at September 27, 1996 and September 29, 1995 and the income statement data for the years ended September 27, 1996, September 29, 1995, and September 30, 1994 have been derived from audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The balance sheet data at September 30, 1994, October 1, 1993, and October 2, 1992 and income statement data for the years ended October 1, 1993 and October 2, 1992 have been derived from audited financial statements not required to be included in this report. The data should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

                                                   Fiscal Years
                           Sept 27    Sept 29   Sept 30     Oct 1    Oct  2
                              1996       1995      1994      1993      1992
                            -------    -------    -----     -----    -------
                            (Dollars in thousands, except per share amounts)

Income Statement:
 Net sales and operations $1,301,507 $1,018,248 $954,220  $876,587  $896,587
 Income before members'
 patronage dividends,
 income taxes
 and accounting change         4,227    10,503    11,294    11,291    13,314
 Patronage dividends           4,000     8,350     8,730     9,000    10,211
 Net income                      152     1,379     1,563     1,714     2,723
Balance Sheet:
  Working capital             59,224    52,510    45,258    41,819    53,326
  Total assets               384,144   322,456   306,836   285,342   261,289
  Long-term liabilities      143,134   115,624   114,669   105,539   104,645
  Members' equity             41,459    42,357    40,425    39,112    39,141

  Adjusted book value per
  share                        61.53     62.15    59.50     57.00     53.94


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

            During fiscal year 1996, net sales and operations increased 27.8 % to $1,301.5 million. This compares to an 6.7% increase in 1995 to $1,018.2 million. Income before members' allowances, patronage dividends, and income taxes decreased $6.2 million to $15.8 million (1.22 % of sales). This compares to $22.0 million (2.16% of sales) and $22.7 million (2.38% of sales) in 1995 and 1994 respectively.

            In December, 1995, United acquired the assets and related business of the wholesale division of Bay Area Foods, Inc., doing business as Market Wholesale Grocery ("Market Wholesale"). In December 1995, United acquired operations were approximately $249.2 million. Total assets at year end from the acquired operations amounted to $47.6 million, and the Company's net investment in the assets was approximately $34.0 million.

      During 1996, the increase in net sales and operations was primarily attributable to the distribution segment which enjoyed increased food service distribution unit volume and increased sales from the Company's acquisition of Market Wholesale. These gains were off set by decreased premium income in the insurance segment, lower volume from member owned retail stores, and lower unit volume in the distribution segment's member business.

            In 1996, the Company had increased profits within its distribution segment from its food service and other nonmember distribution segment operations, and lower operating losses at company-owned retail stores. Within the insurance segment, profits increased from the agency and underwriting operations. These profit gains were offset by increased operating expenses in the distribution segment due to cost inflation and system integration activities. Profit gains were also impacted by higher interest expenses due to increased average levels of debt caused by the acquisition of Market Wholesale and increased software investments.


      During 1995, the increase in net sales and operations was primarily attributable to the distribution segment. In addition, the insurance segment generated increased sales primarily due to increased premium volume from growth in policies issued. These gains in sales were offset by lower sales from company-owned retail stores. In 1995, the Company had increased profits within its distribution segment from its Cash & Carry and other nonmember distribution segment operations, and lower operating losses at company-owned retail stores. Within the insurance segment, profits increased from agency operations and lease insurance activities. These profit gains were offset by higher interest expenses, increased operating expenses in the distribution segment, and increased property losses in Grocers Insurance Company.

Net Sales and Operations

            During 1996, sales of the Company's distribution segment increased 30.5% to $1,275.0 million. The sales gain was primarily due to volume realized from acquired operations and increased food service distribution unit volume. Price changes during 1996 impacted warehouse sales by approximately 2.1 %.

            Food service distribution increased 15.4% to $271.8 million compared to $235.5 million in 1995. Sales at new units and businesses acquired in 1995 contributed 9.1% to the sales increase. Sales at company-owned retail stores, which are primarily acquired as a result of store finance operations, decreased $20.1 million to $22.4 million. During the year, the company acquired two stores and disposed of three stores. As a net result, the number of company-owned retail stores decreased by one store.

            In 1996, the insurance segment's net insurance premiums, commissions, and fees decreased $2.7 million to $20.1 million. The decrease was primarily attributed to increased unearned premium reserves in the Company's workman's compensation business, and increased reinsurance expenses associated with the increase in business mix towards larger volume accounts. Policy premiums increased approximately $1.1 million despite declining rates in workman's compensation, and flat rates in property and casualty lines of business.

Gross Operating Income

            Gross operating income increased to $174.3 million (13.4% of sales) in 1996 from $148.2 million (14.6% of sales) in 1995, and $137.5 million (14.4% of sales) in 1994. Gross operating income from the acquired operations of Market Wholesale contributed $26.6 million to gross operating income. The Company's gross operating income also increased due to higher unit sales in food service distribution, and improved loss experience in Grocers Insurance Company. These improvements were off set by lower gross operating income from retail stores owned by the Company due to a lower number of stores.

            In 1996, loss and loss adjustment expenses were 68.7% of total premium income, compared to 74.7% and 64.7% in 1995 and 1994, respectively. The improvement in loss experience resulted from the absence of major property and casualty losses during the year, and continued improvement in loss experience in the workman's compensation area.

Operating, Selling, and Administrative Expenses

            In 1996, operating, selling, and administrative expenses increased $29.3 million to $141.2 million (11.0% of sales). In 1995 and 1994, these expenses were $111.8 million (11.0% of sales), and $103.5 million (10.9% of sales), respectively. Operating expenses associated with the acquired operations of Market Wholesale were $23.7 million of the increase.

The components of these expenses are summarized below:


                                     Percent of Total Sales
                                    1996        1995        1994
                                    ----        ----        ----
Salaries & Wages                    5.8          6.1         6.0
Rents, Maintenance, and Repairs     1.8          1.7         1.7
Taxes, Other Than Income            0.9          0.8         0.9
Utilities, Supplies, & Services     1.2          1.1         1.6
Other Expenses                      1.1          1.0         0.5
Provision for Doubtful Accounts     0.2          0.2         0.2
                                    ---         ----        ----
Total                              11.0         11.0        10.9
                                   ====         ====        ====

            During 1996, total operating, selling, and administrative expenses increased primarily due to higher unit volume in both the distribution and the insurance segments, and as a result of the acquired operations of Market Wholesale. Operating expenses associated with the acquired operations of Market Wholesale were $23.7 million of the increase in total operating, selling, and administrative expenses. Excluding the impact from Market Wholesale, operating, selling, and administrative expenses changed due to increases in salaries, telephone, temporary labor, maintenance and repairs, and other taxes.

            Insurance segment operating expenses increased to 38.5% of segment net sales and operations. In 1995 and 1994, insurance segment operating expenses were 32.3% and 36.3% of segment net sales and operations, respectively. Operating expenses increased due to the opening of new offices in other states during the year.

            Provision for doubtful accounts was $2.1 million (0.2% of sales) in 1996. This compares to $1.9 million (0.2% of sales) and $2.0 million (0.3% of sales) in 1995 and 1994, respectively.

            Interest expense increased $2.0 million to $14.8 million (1.1% of sales) in 1996. This increase was primarily due to the debt associated with the Market Wholesale acquisition.

Member Allowances and Dividends

            In 1996, total member allowances and dividends decreased $4.3 million to $15.6 million (1.2% of sales). In 1995, total member allowances and dividends decreased 1.6% to $19.9 million (2.0% of sales).

            Total member allowances and dividends as a percent of member sales decreased to 2.15% in 1996, compared to 2.84% in 1995, and 2.90% in 1994.

Net Income and Income Taxes

            In 1996, income before taxes was $0.2 million compared to $2.2 million (0.2% of sales) in 1995 and $2.6 million (0.3% of sales) in 1994.

            Net income after taxes was $0.2 million in 1996, a decrease of $1.2 million from $1.4 million (0.1% of sales) and $1.6 million (0.2% of sales) in 1995 and 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow From Operating Activities

      In 1996, the Company generated $6.2 million in cash in its operating activities. Increases in accounts receivable, inventories, and information services platform investments were the major factors contributing to the use of cash in operations.

Cash Flow From Investing Activities

      In 1996, the Company used $40.2 million in its investing activities, a increase of $37.3 million from the $2.9 million used in 1995. The acquisition of Market Wholesale accounted for $34.0 million in 1996. Purchases of property and equipment increased to $16.2 million in 1996 from $10.4 million in 1995.

      In fiscal year 1996, anticipated capital expenditures will approximate $7.0 million, representing $1.0 million in replacement assets, $3.0 million for new Cash & Carry units, and $3.0 million in continuing investments in upgraded operations software.

Cash Flow From Financing Activities

      In 1995, the Company provided $37.5 million from its financing activities by increasing its levels of senior debt to fund its operations.

Capital Structure and Resources
     The following table summarizes the Company's capital structure for the last two years:





                                         Year Ended
                        -------------------------------------------------
                        September 27, 1996      September 29, 1995
                        $000         %          $000        %
                        ------------------     ------------------
Average Short Term
Borrowings              $ 56,740    22.7        $ 42,632     20.6

End of Year Amounts
Senior Term Debt        $ 95,027    38.0        $ 68,135     32.9
Subordinated Debt       $ 57,181    22.8        $ 53,844     26.0
Equity                  $ 41,259    16.5        $ 42,357     20.5

Total                   $250,207   100.0        $206,968    100.0

      In 1996, the Company's working capital increased $6.7 million to $59.2 million. The Company's main sources of funds include earnings, member capital stock, capital investment notes, bank debt, and note purchase programs. As of September 27, 1996, the Company had $14.5 million in unused credit lines available. In addition, the Company had $10.7 million available under its Note Purchase Agreement.

      The Company purchased the net assets of the wholesale operations of Bay Area Foods, Inc., on December 14, 1995, for approximately $21 million.
Funding for the acquisition was provided by increased bank credit. The Company anticipates refinancing with asset reductions or the securitization of eligible trade accounts receivable.

      Grocers Insurance Company investments are held to support the payment of claims. These investments are not available to the Company to meet its capital needs due to restrictions imposed by insurance regulators regarding intercompany loans and advances.

      In addition, state regulators require that Grocers Insurance Company maintain minimum amounts of capital and surplus. As a result of these regulatory requirements, $5.0 million of Grocers Insurance Company's equity may not be paid as dividends to the Company.

      At September 27, 1996, the Company was not in compliance with its fixed charge financial covenant. The Company will be working with its senior creditors to establish a plan to return to compliance with this ratio, and will request the necessary waivers of the covenant. In connection with the above, certain terms and conditions of the senior credit agreements could change.

Item 8.  Financial Statements and Supplementary Data

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                     -------------------------------------

               AUDIT REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE THREE FISCAL YEARS ENDED SEPTEMBER 27, 1996
              ---------------------------------------------------

                               TABLE OF CONTENTS
                               -----------------

                                                                        Page
                                                                        ----

Independent auditor's report on financial statements                       1
----------------------------------------------------


Consolidated financial statements
---------------------------------

  Balance sheets                                                         2-3

  Statements of income                                                     4

  Statements of members' equity                                            5

  Statements of cash flows                                               6-7

  Notes to financial statements                                         8-32

Independent auditor's report on supplemental
--------------------------------------------
 information                                                              33
 -----------

Supplemental information
------------------------

  Pro forma consolidated schedules of income
   for the years ended September 27, 1996 and
   September 29, 1995                                                     34

Independent auditor's report on financial
-----------------------------------------
 statement schedules                                                      35
 -------------------
Financial statement schedules included
--------------------------------------

  Schedule I        -   Condensed financial information
                         of registrant                                 36-39
  Schedule II   -   Valuation and qualifying accounts                  40-41

  Schedule V    -   Supplementary information concerning
                         property-casualty insurance
                         operations                                       42

Financial statement schedules not included              Reason
------------------------------------------            ----------
  Schedule III  -   Real Estate and
                         Accumulated Depreciation    Not applicable

  Schedule IV   -   Mortgage Loans on Real
                         Estate                      Not applicable

Board of Directors
United Grocers, Inc.


             INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS
             ----------------------------------------------------


We have audited the accompanying consolidated balance sheets of United Grocers, Inc. and subsidiaries as of September 27, 1996 and September 29, 1995, and the related consolidated statements of income, members' equity and cash flows for each of the three years in the period ended September 27, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Grocers, Inc. and subsidiaries as of September 27, 1996 and September 29, 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 27, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1.f. to the consolidated financial statements, the Company changed its method of accounting for postretirement benefits other than pensions in 1995-96. Also, as discussed in Notes 1.g. and 1.h. respectively, the Company changed its method of accounting for investments in 1994-95 and for reinsurance in 1993-94.


                                          /s/ DeLap, White & Raish




Portland, Oregon
December 12, 1996

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                     -------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 27, 1996 AND SEPTEMBER 29, 1995
                   -----------------------------------------


                                    ASSETS
                                    -------

                                                 1996              1995
                                             ------------      -----------
Current assets:
 Cash and cash equivalents                   $ 16,509,866      $ 13,045,456
 Investments maintained for
  insurance reserves (Note 1.g. & j.
  & 2)                                         46,828,893        40,809,762
 Accounts and notes receivable
  (Note 3)                                     78,571,016        70,706,049
 Inventories (Note 1.i.)                      105,420,187        81,477,754
 Other current assets                           4,814,449         3,870,703
 Deferred income taxes (Note 8)                 2,317,772         2,537,323
                                             ------------      ------------

  Total current assets                        254,462,183       212,447,047
                                             ------------      ------------

Non-current assets:
 Notes receivable (Note 3)                     24,715,039        21,950,478
 Investment in and accounts with
  affiliated companies (Note 1.c. & 15)        12,477,107         8,392,281
 Other receivables and investments              6,363,865         6,869,895
 Other non-current assets (Note 4)             17,223,023        11,668,590
                                             ------------      ------------

  Total non-current assets                     60,779,034        48,881,244
                                             ------------      ------------

Property, plant and equipment - (net
 of accumulated depreciation) (Note 5)         68,902,737        61,127,772
                                             ------------      ------------

  Total                                      $384,143,954      $322,456,063
                                             ============      ============




















The accompanying notes are an integral part of this financial statement.

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                     -------------------------------------
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                   SEPTEMBER 27, 1996 AND SEPTEMBER 29, 1995
                   -----------------------------------------


                        LIABILITIES AND MEMBERS' EQUITY
                        -------------------------------

                                                 1996              1995
                                             -----------       ------------
Current liabilities:
 Notes payable - bank (Note 6)               $ 61,173,867      $ 48,515,543
 Accounts payable                              82,076,707        60,461,117
 Insurance reserves supported by
  investments (Note 1.j. and 2)                29,561,657        29,958,678
 Compensation and taxes payable                 5,021,977         3,118,827
 Other accrued expenses                         5,130,182         3,662,495
 Members' patronage payable (Note 9)            3,200,110         6,646,867
 Current installments of long-term
  liabilities (Note 7)                          9,073,983         7,573,215
                                             ------------      ------------

  Total current liabilities                   195,238,483       159,936,742

Long-term liabilities (Note 7)                143,134,105       115,623,670

Deferred income taxes (Note 8)                  3,312,267         3,651,247

Deferred income (Note 13)                       1,000,026           886,917
                                             ------------      ------------

  Total liabilities                           342,684,881       280,098,576
                                             ------------      ------------

Commitments and contingencies (Note 18)

Members' equity:
 Common stock (authorized, 10,000,000
  shares at $5.00 par value; issued
  and outstanding, 638,451 shares in
  1996 and 655,663 shares in 1995)
  (shares owned by a member in excess
  of 4,000 are subject to repurchase
  Note 1.o. & p.)                               3,192,255         3,278,315
 Additional paid-in capital                    24,224,262        23,956,797
 Retained earnings                             13,842,966        14,923,491
 Unrealized gain on investments (Note 2)          199,590           198,884
                                             ------------      ------------

  Total members' equity                        41,459,073        42,357,487
                                             ------------      ------------

  Total                                      $384,143,954      $322,456,063
                                             ============      ============







The accompanying notes are an integral part of this financial statement.

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                     -------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
  YEARS ENDED SEPTEMBER 27, 1996, SEPTEMBER 29, 1995, AND SEPTEMBER 30, 1994
  --------------------------------------------------------------------------


                                   1996            1995            1994
                              -------------   --------------   --------------

Net sales and operations      $1,301,506,666  $1,018,248,456   $954,220,350
                              --------------  --------------   ------------

Costs and expenses:
 Cost of sales (Note 1.i.)     1,127,188,263     870,097,228    816,721,077
 Operating expenses              126,205,437     101,029,068     93,991,529
 Selling and administrative
  expenses                        14,989,440      10,872,432      9,533,741
 Depreciation (Note 1.k. & 5)      6,629,240       5,952,576      5,609,779
 Interest:
  Interest expense                14,825,357      12,773,947      9,156,822
  Interest income                 (4,162,561)     (4,494,053)    (3,535,802)
                              --------------  --------------   ------------
   Interest expense, net          10,662,796       8,279,894      5,621,020
                              --------------  --------------   ------------

   Total costs and expenses    1,285,675,176     996,231,198    931,477,146
                              --------------  --------------   ------------

Income before members' allowances
 and patronage dividends, and
 income taxes                     15,831,490      22,017,258     22,743,204

Members' allowances              (11,604,949)    (11,513,784)   (11,449,305)

Members' patronage dividends
 (Note 9)                         (4,000,000)     (8,350,000)    (8,730,168)
                              --------------   -------------   ------------

Income before income taxes           226,541       2,153,474      2,563,731

Provision for income taxes
 (Note 8)                            (74,229)       (774,469)    (1,000,341)
                              --------------   -------------   ------------

   Net income                 $      152,312   $   1,379,005   $  1,563,390
                              ==============   =============   ============















The accompanying notes are an integral part of this financial statement.

                         UNITED GROCERS, INC. AND SUBSIDIARIES
                         -------------------------------------
                      CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
      YEARS ENDED SEPTEMBER 27, 1996, SEPTEMBER 29, 1995, AND SEPTEMBER 30, 1994
      --------------------------------------------------------------------------

                                   Additional               Unrealized
                           Common    paid-in     Retained     gain on
                           stock     capital     earnings   investments   Total
                        ---------------------- -----------  ----------------------
Balances, October 1, 1993$ 3,285,755$21,006,563$14,820,084  $      --  $39,112,402

Stock:
 Issued                     148,090  1,515,656        --           --    1,663,746
 Repurchased               (334,440)     (1,757,412) (1,687,261)       -- (3,779,113)
Patronage dividends         156,675  1,707,757        --           --    1,864,432
Net income                     --         --     1,563,390         --    1,563,390
                        ---------------------- -----------  ----------------------

Balances, September 30, 1994  3,256,080 22,472,564 14,696,213       --  40,424,857

Stock:
 Issued                     115,780  1,260,324        --           --    1,376,104
 Repurchased               (230,585) (1,342,184) (1,151,727)       --   (2,724,496)
Patronage dividends         137,040  1,566,093        --           --    1,703,133
Net income                     --         --     1,379,005         --    1,379,005
Change in accounting principle
 (Note 1.g.)                   --         --          --        (45,693)    (45,693)
Change in unrealized gain       --        --          --        244,577    244,577
                        ---------------------- -----------  ----------------------

Balances, September 29, 1995  3,278,315 23,956,797 14,923,491    198,884 42,357,487

Stock:
 Issued                      93,620  1,059,512        --           --    1,153,132
 Repurchased               (244,680) (1,526,937) (1,232,837)       --   (3,004,454)
Patronage dividends          65,000    734,890        --           --      799,890
Net income                     --         --       152,312         --      152,312
Change in unrealized gain       --        --          --            706        706
                        ---------------------- -----------  ----------------------

Balances, September 27, 1996$ 3,192,255$24,224,262$13,842,966$   199,590$41,459,073
                        ====================== ===========  ======================

Common stock share information:
                                                     Number
                              Description           of shares
                              -----------           ---------

Balance, October 1, 1993                              632,312
 Issued                                                54,457*
 Repurchased                                          (66,888)
                                                    ---------

Balance, September 30, 1994                           619,881
 Issued                                                81,899*
 Repurchased                                          (46,117)
                                                    ---------

Balance, September 29, 1995                           655,663
 Issued                                                31,724*
 Repurchased                                          (48,936)
                                                    ---------

Balance, September 27, 1996                           638,451
                                                    =========

*  Includes prior year patronage dividends to be issued.

The accompanying notes are an integral part of this financial statement.

                         UNITED GROCERS, INC. AND SUBSIDIARIES
                         -------------------------------------
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
      YEARS ENDED SEPTEMBER 27, 1996, SEPTEMBER 29, 1995, AND SEPTEMBER 30, 1994
      --------------------------------------------------------------------------

                                          1996            1995           1994
                                      -----------     -----------    -----------
Cash flows from operating activities:
 Net income                           $   152,312     $ 1,379,005    $ 1,563,390
 Adjustments to reconcile net
  income to net cash provided by
  (used in) operating activities:
   Depreciation                         6,629,240       5,952,576      5,609,779
   Provision for doubtful accounts
   and notes                            2,063,041       1,894,189      1,992,589
   Patronage dividends payable
    in common stock                       799,890       1,703,133      1,864,432
   Loss on sale of assets                 342,092         402,634        174,927
   Equity in loss (earnings) of
   affiliated companies                  (567,701)         46,989        191,760
   Deferred income taxes                 (119,429)        181,729        474,889
   (Increase) decrease in non-cash
   current assets:
     Accounts and notes receivable     (2,312,952)    (11,087,908)   (15,343,787)
     Inventories                       (3,146,910)     (7,170,332)      (441,006)
    Other current assets                 (403,181)      1,496,592       (642,531)
   Increase (decrease) in non-cash
   current liabilities:
    Accounts payable and
      insurance reserves                7,858,525      (6,248,023)     5,018,583
    Compensation and taxes payable        403,007         166,293        264,397
    Other accrued expenses              1,467,687         502,595       (552,204)
    Members' patronage payable         (3,446,757)       (218,869)      (349,191)
   (Increase) decrease in other
   non-current assets                  (3,564,825)     (3,908,777)    (2,598,160)
                                      -----------     -----------    -----------
      Net cash provided by (used in)
       operating activities             6,154,039     (14,908,174)    (2,772,133)
                                      -----------     -----------    -----------

Cash flows from investing activities:
 Loans to members                     (22,512,203)    (18,578,568)   (17,768,465)
 Collections on loans to members       10,625,597       7,758,425      6,325,619
 Proceeds from sale of member loans    10,549,302      20,803,339      8,606,739
 Sale of investments                      600,798       3,607,299        843,718
 Redemption of investments              6,784,264       4,630,686      4,747,745
 Purchase of investments              (13,403,487)    (11,909,285)    (8,133,459)
 Investment in affiliated companies      (267,125)       (606,786)    (6,094,315)
 Sale of property, plant
  and equipment                         6,883,519       1,738,326        408,777
 Purchase of property, plant
  and equipment                       (16,231,137)    (10,371,740)    (5,254,582)
 Purchase of business combination     (23,251,791)           --             --
                                      -----------     -----------    -----------

  Net cash used in investing
       activities                     (40,222,263)     (2,928,304)   (16,318,223)
                                      -----------     -----------    -----------

The accompanying notes are an integral part of this financial statement.

                         UNITED GROCERS, INC. AND SUBSIDIARIES
                         -------------------------------------
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
      YEARS ENDED SEPTEMBER 27, 1996, SEPTEMBER 29, 1995, AND SEPTEMBER 30, 1994
      --------------------------------------------------------------------------

                                           1996              1995             1994
                                        -----------      -----------      -----------
Cash flows from financing activities:
 Sale of common stock                   $ 1,153,132      $ 1,376,104      $ 1,663,746
 Repurchase of common stock              (3,004,454)      (2,724,496)      (3,779,113)
 Proceeds of long-term liabilities:
  Revolving bank lines of credit      1,043,200,000      689,100,000      807,500,000
  Mortgages and notes                    30,310,851       25,640,393       12,104,717
  Redeemable notes and certificates      18,056,500       19,529,600       22,395,400
 Repayment of long-term liabilities:
  Revolving bank lines of credit     (1,030,541,677)    (671,605,124)    (801,209,733)
  Mortgages and notes                    (6,923,218)     (23,925,822)      (2,789,206)
  Redeemable notes and certificates     (14,718,500)     (19,492,749)     (22,618,900)
                                        -----------      -----------      -----------
      Net cash provided by
       financing activities              37,532,634       17,897,906       13,266,911
                                        -----------      -----------      -----------

Net increase (decrease) in cash
 and cash equivalents                     3,464,410           61,428       (5,823,445)

Cash and cash equivalents:
 Beginning of year                       13,045,456       12,984,028       18,807,473
                                        -----------      -----------      -----------

      End of year                       $16,509,866      $13,045,456      $12,984,028

                                        ===========      ===========      ===========


























The accompanying notes are an integral part of this financial statement.

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                     -------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 27, 1996
                 --------------------------------------------


1.    Summary of significant accounting policies
      ------------------------------------------

  a.  Reporting year

      United Grocers, Inc. (the Parent) and subsidiaries (the Company) reports on a fiscal year of 52 or 53 weeks which is the fiscal year of the distribution segment. The Parent's fiscal closing date is the Friday nearest September 30. The fiscal year of the subsidiaries included in the insurance segment ends on September 30.

  b.  Organization and nature of operations

      The Company has two operating segments. See Note 11 for segment details. The Parent operates primarily as a wholesale grocery cooperative. The Parent's stock is owned by its member customers. Sales to these members account for approximately 80% of the wholesale grocery sales.

  c.  Principles of consolidation

      The consolidated financial statements include the accounts of United Grocers, Inc. and its wholly-owned subsidiaries as follows: Grocers Insurance Group, Inc., Grocers Insurance Agency, Inc., UGIC, Ltd., Grocers Insurance Company, United Workplace Consultants, Inc., Western Passage Express, Inc., Northwest Process, Inc., UG Resources, Inc., United Resources, Inc., Premier Consulting, Inc., Western Security Services, Ltd., and Rich and Rhine, Inc. All intercompany balances and transactions have been eliminated upon consolidation. Investment in affiliated companies is stated at cost plus the Company's share of undistributed earnings since acquisition (see Note 15).

  d.  Business combination

      On December 14, 1995 the Company acquired, using the purchase method of accounting, certain assets of the Market Wholesale (Market) grocery division operations of Bay Area Foods, Inc. (Bay Area Foods), for a cash purchase price of approximately $21 million. The Company assumed certain liabilities including obligations under certain real and personal property leases relating to Bay Area Foods, including three leased warehouse locations and leased equipment. The operations of Market are included in the consolidated statement of income beginning December 3, 1995.

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                     -------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 27, 1996
                 --------------------------------------------


1.    Summary of significant accounting policies (continued)
      ------------------------------------------------------

  d.  Business combination (continued)

      The approximate values allocated to the assets acquired, amount of liabilities assumed, and net value of assets acquired, are stated below:

      Acquired assets                                          Amount
      ---------------                                       -----------
         Accounts receivable and customer loans             $12,290,000
         Inventories                                         20,796,000
         Deposits and other assets                            1,541,000
         Equipment including capitalized leases               5,286,000
         Goodwill amortized over 15 years                       484,000
                                                            -----------
         Total acquired assets                               40,397,000
                                                            -----------
      Assumed liabilities
         Accounts payable                                    13,360,000
         Customer rebates and employee accruals               1,500,000
         Capitalized lease payable                            2,286,000
                                                            -----------
         Total assumed liabilities                           17,146,000
                                                            -----------

         Net value of assets acquired                       $23,251,000
                                                            ===========

      In connection with the acquisition, the Company entered into a five year supply agreement with Bay Area Foods and some of their retail stores. The agreement calls for normal rebates, other than year-end patronage, that is available to other customers. These retail stores account for approximately 20 percent of the total warehouse volume of the acquired operations.

      Funding for the acquisition was provided by increased short-term bank credit. The Company anticipates refinancing the additional bank credit with new senior debt, or the securitization of eligible trade accounts receivable.

      The assets acquired include all owned warehouse equipment, furniture, and fixtures of the Market operations, such as forklifts, warehouse racking, office equipment and computers, and software. The Company intends to continue to utilize these assets in the wholesale grocery distribution business in substantially the same manner as used by Bay Area Foods.

  e.  Use of estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                     -------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 27, 1996
                 --------------------------------------------


1.    Summary of significant accounting policies (continued)
      ------------------------------------------------------

  f.  Accounting changes

      Beginning in 1995-96, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. SFAS No. 106 requires that companies accrue the projected future cost of providing postretirement benefits during the period that employees render the services necessary to be eligible for such benefits. While the adoption of this standard does have an impact on the Company's reported net income, it does not impact the Company's cash flow because the Company intends to continue its current practice of paying the cost of postretirement benefits as incurred. The Company has elected to recognize the effect of the change to SFAS No. 106 by amortizing the transition obligation of $3,668,682 over 20 years (see Note 13).

  g.  Investments

      Beginning in 1994-95, the Company accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. The Company's investments are primarily in non-equity securities and their intent is to hold most of these securities until maturity. Sales and redemptions of investments are primarily the result of maturities. Any realized gains or losses are usually the result of immaterial differences between the called amount and amortized cost. The market value of these investments at September 27, 1996 and September 29, 1995 is $46,966,058 and $41,610,228, respectively (see Note 2).

  h.  Reinsurance

      Beginning in 1993-94 the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 113, ACCOUNTING AND REPORTING FOR REINSURANCE OF SHORT-DURATION AND LONG-DURATION CONTRACTS. The Statement requires that transactions relating to reinsurance transactions be reported at gross amounts rather than net amounts. The effect on the consolidated financial statements of the Company is to gross up the insurance liabilities by reclassifying the ceded reinsurance amounts for reinsurance recoverables and prepaid reinsurance premiums as assets. There is no effect or change to the consolidated statement of income as classifications did not change. Net premiums earned continue to be reported as net sales and operations while net losses and loss adjustment expenses continue to be reported as cost of sales.

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                     -------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 27, 1996
                 --------------------------------------------

1.    Summary of significant accounting policies (continued)
      ------------------------------------------------------

  h.  Reinsurance (continued)

      In the normal course of business, the Company seeks to reduce the losses that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Amounts paid for prospective reinsurance are reported as prepaid reinsurance premiums and amortized over the remaining contract period in proportion to the amount of insurance protection provided.

  i.  Inventories and cost of sales

      Inventories relate primarily to the distribution segment and are valued at the lower of cost or market. The cost of these inventories is determined under the first-in, first-out (FIFO) method.

      Cost of sales includes primarily the cost of distribution and insurance operations. The distribution segment costs include the purchases of product net of allowances paid and received, less the net advertising department margins, plus the handling allowances made to members based upon the cost of servicing their accounts. The insurance segment costs include losses reported, a provision for losses incurred but not reported and premium refunds.

  j.  Restricted assets and net assets

      Restricted assets and net assets that may not be transferred to the Parent in the form of loans, advances, or cash dividends by the insurance subsidiary without the consent of state insurance agencies as of September 27, 1996 are as follows:

         Cash and cash equivalents                    $   410,903
         Investments                                   16,417,243
                                                      -----------

         Total                                        $16,828,146
                                                      ===========

      In addition, although not formally restricted, the balance of the investments of $30,212,060 represent assets that have been accumulated for the possible payment of claims against the insurance reserves.

  k.  Property, plant and equipment

      Property, plant and equipment is carried at cost and includes expenditures for new facilities and those which substantially increase the useful lives of the existing plant and equipment. The Company capitalizes interest when applicable as a component of the cost of significant construction projects. No interest was capitalized for the three years ended September 27, 1996.

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                     -------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 27, 1996
                 --------------------------------------------


1.    Summary of significant accounting policies (continued)
      ------------------------------------------------------

  k.  Property, plant and equipment (continued)

      Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives are generally as follows:

         Buildings                                    40-75 years
         Building improvements                        Balance of building life
         Warehouse equipment                          5-20 years
         Truck equipment                              3-8 years
         Office equipment                             5-10 years

  l.  Amortization

      Long-term liability loan costs, software costs, goodwill, and non-competition agreements are being amortized and charged to operating expenses on a straight-line basis over five to twenty years.

  m.  Income taxes

      The Company and its subsidiaries file a consolidated federal income tax return. Income tax expense is allocated among those companies with taxable income. The Company operates and is taxed as a cooperative. Accordingly, amounts distributed as patronage dividends are not included in its taxable income but are instead taxed to the individual members receiving the patronage dividends. Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the years in which the differences are expected to affect taxable income. In 1996 a valuation allowance of approximately $500,000 was considered necessary for the insurance reserves and the state NOL carryovers to reduce the deferred tax asset to the amount expected to be realized. Income tax expense is the combination of the tax payable for the year and the change during the year in net deferred tax assets and liabilities. See Note 9 for details.

  n.  Earnings per common share

      The Company's policy is to distribute earnings only in the form of patronage dividends. No dividends have ever been declared on the common stock of the Company, and all earnings not distributed as patronage dividends have been retained. Earnings per common share are not shown because no earnings are available for the purpose of paying dividends on the common stock.

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                     -------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 27, 1996
                 --------------------------------------------


1.    Summary of significant accounting policies (continued)
      ------------------------------------------------------

  o.  Treasury stock

      The Company uses the par value method of accounting for treasury stock. Under Oregon corporation law, treasury stock must be canceled upon redemption.

  p.  Common stock

      The Company's board policy, subject to change without notice, requires the Company to repurchase on request the number of shares a member owns in excess of 4,000 shares. The excess shares are repurchased over a five year period at the current adjusted book value each year, payable in cash. At September 27, 1996 and September 29, 1995, there were 19,926 and 18,229 shares, respectively, subject to repurchase in the amount of $1,238,202 and $1,084,626, respectively. At September 27, 1996 and September 29, 1995, there were 2,779 and 1,471 shares, respectively, held for possible redemption in the amount of $172,687 and $87,525, respectively.

  q.  Advertising costs

      The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense for 1996, 1995 and 1994 was $2,593,450, $1,191,436 and $1,027,214, respectively.

  r.  Statement of cash flows

      For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

  s.  Reclassifications

      Certain reclassifications have been made to prior year balances to conform to the current year classification.

2.    Investments
      -----------

  Investments are classified and accounted for as follows:

      -  Held-to-maturity securities are reported at amortized cost.
      - Trading securities are reported at fair value, with unrealized gains and losses included in earnings.
      - Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of members' equity.

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                     -------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 27, 1996
                 --------------------------------------------

2.    Investments (continued)
      -----------------------

  The amortized cost and estimated fair market values of investments in debt securities and other investments at the balance sheet date are as follows:

                                                     Carrying
                                                    amount and
                                       Number        amortized       Market
  Name of issuer and                 of shares       cost of        value of
  title of each issue                 or units      each issue     each issue
                                     ---------      ----------     ----------
  1996:
   United States Government
    and its agencies                35,295,000      $35,714,257    $35,918,833

  Any state of the United
   States and its agencies           2,520,000        2,619,934      2,644,354

  Political subdivision of
   a state of the United
   States and its agencies           4,100,000        4,198,701      4,283,334

  Corporate bonds                    4,060,000        4,094,930      4,106,350
                                    ----------       ----------    -----------
      Subtotal - debt securities    46,627,822       46,952,871

  Corporate stock                          298            1,481         13,187
                                                     ----------    -----------
      Subtotal                                       46,629,303     46,966,058

  Unrealized gain on available-
   for-sale securities                                  199,590           --
                                                     ----------    -----------

      Total                                         $46,828,893    $46,966,058
                                                    ===========    ===========
  1995:
   United States Government
       and its agencies             25,350,000      $25,769,781    $26,506,490

      Any state of the United
       States and its agencies       2,840,000        2,979,132      3,018,919

      Political subdivision of
       a state of the United
       States and its agencies       5,995,000        6,201,500      6,319,852

      Corporate bonds                5,610,000        5,658,984      5,756,735
                                                    -----------    -----------
          Subtotal - debt securities                 40,609,397     41,601,996

      Corporate stock                      298            1,481          8,232
                                                    -----------    -----------
           Subtotal                                  40,610,878     41,610,228

      Unrealized gain on available-
       for-sale securities                              198,884            --
                                                    -----------    -----------

          Total                                     $40,809,762    $41,610,228
                                                    ===========    ===========

                         UNITED GROCERS, INC. AND SUBSIDIARIES
                         -------------------------------------
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE THREE YEARS ENDED SEPTEMBER 27, 1996
                     --------------------------------------------

2.    Investments (continued)
      -----------------------

  Investments of debt securities by classification under SFAS No. 115 at September 27, 1996 are as follows:

                                            Gross          Gross        Aggregate
                            Amortized     unrealized     unrealized       fair
                              cost          gains          losses         value
                           -----------   -----------    -----------    -----------
      Held-to-maturity     $36,246,674   $   502,829    $   377,370    $36,372,133
      Available-for-sale    10,381,148       209,817         10,227     10,580,738
                           -----------   -----------    -----------    -----------

         Total             $46,627,822   $   712,646    $   387,597    $46,952,871
                           ===========   ===========    ===========    ===========

  For the years ended September 27, 1996 and September 29, 1995 (initial year of application) the gross proceeds from the sales of securities available-for-sale were $1,104,720 and $3,607,299, respectively. The gross realized gains from these sales were $4,226 and $142,257, respectively, and gross realized losses were nil. The method used to determine cost when calculating the realized gains was the amortized cost of the specific security sold. There are no gains or losses included in earnings as a result of transfers of securities between categories. There were no securities classified as trading securities during the initial year.

  During the initial year of 1994-95, because of changing market conditions, management decided to transfer certain securities from the held-to-maturity category to the available-for-sale category. The amortized cost of these securities at the time of transfer was $4,751,807 with a related net unrealized gain of $386,834.

  The amortized cost and estimated market value of debt securities at the balance sheet date, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                      1996                         1995

                           -------------------------    -------------------------
                            Amortized        Market      Amortized       Market
                              cost           value         cost          value
                           -----------    -----------   -----------   -----------
  Due in one year or less  $ 4,929,669    $ 4,915,145   $ 5,210,406   $ 5,303,554
  Due after one year
   through five years       27,091,870     27,210,376    19,066,319    19,415,921
  Due after five years
   through ten years        13,445,579     13,658,945    15,783,193    16,324,879
  Due after ten years        1,160,704      1,168,405       549,479       557,642
                           -----------    -----------   -----------   -----------

      Total                $46,627,822    $46,952,871   $40,609,397   $41,601,996
                           ===========    ===========   ===========   ===========

When SFAS No. 115 was adopted in 1994-95 it was not applied retroactively to the prior years' financial statements. The cumulative effect of the change in accounting principle as of October 1, 1994 was an unrealized loss of $45,693 charged to retained earnings.

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                     -------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 27, 1996
                 --------------------------------------------


3.    Accounts and notes receivable
      -----------------------------

  These consist of amounts due principally from members at the balance sheet date as follows:
                                                        1996         1995
                                                    -----------  -----------
   Accounts receivable                              $64,638,621  $59,229,982
  Insurance premiums and related balances            12,237,565    8,509,160
   Less allowance for doubtful accounts              (1,140,724)  (1,176,767)
                                                    -----------  -----------
   Net accounts receivable                           75,735,462   66,562,375
                                                    -----------  -----------

   Notes receivable - current portion                 3,072,175    4,224,381
   Less allowance for doubtful notes                   (236,621)     (80,707)
                                                    -----------  -----------
   Net current notes receivable                       2,835,554    4,143,674
                                                    -----------  -----------

   Net current accounts and
    notes receivable                                $78,571,016  $70,706,049
                                                    ===========  ===========

   Notes receivable - non-current portion           $25,588,062  $22,378,000
   Less allowance for doubtful notes                   (873,023)    (427,522)
                                                    -----------  -----------

   Net non-current notes receivable                 $24,715,039  $21,950,478
                                                    ===========  ===========

  The notes receivable from members are generally for periods of two years to ten years at interest rates of 3.00% to 11.00%. The annual maturities for each of the next five fiscal years following September 27, 1996 are as follows:

          Year                               Amount
          -----                           -----------
          1997                            $ 2,325,916
          1998                              2,666,459
          1999                              2,890,812
          2000                              2,933,663
          2001                              2,825,431
          Thereafter                       15,017,956

  The Company performs ongoing credit evaluations of its members' financial condition and maintains allowances for potential credit losses. Actual losses and allowances have been within management's expectations. The provision for doubtful accounts and notes charged to operating expenses for the three years ended September 27, 1996 amounted to $2,063,041, $1,894,189, and $1,992,589, respectively.

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                     -------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 27, 1996
                 --------------------------------------------


4.    Other non-current assets
      ------------------------

  Other non-current assets at the balance sheet date consists of the following:
                                                      1996            1995
                                                   -----------    -----------
  Covenant not to compete - net
   of accumulated amortization of
   $1,485,557 in 1996 and $1,232,869
   in 1995                                         $ 1,238,727    $ 1,641,813
  Software - net of accumulated
   amortization of $2,440,207 in
   1996 and $1,737,639 in 1995                       2,070,007      1,582,531
  Loan fees - net of accumulated
   amortization of $700,109 in
   1996 and $682,199 in 1995                           529,818        425,189
  Goodwill - net of accumulated
   amortization of $291,609 in 1996
   and $114,613 in 1995                              1,951,246      1,413,557
  Software in progress                              10,172,326      5,162,152
  Deposits                                           1,082,439        494,252
  Other                                                178,460        949,096
                                                   -----------    -----------

      Total                                        $17,223,023    $11,668,590
                                                   ===========    ===========

5.    Property, plant and equipment (at cost)
      ---------------------------------------

  Property, plant and equipment as of the balance sheet date consists of the following:
                                                       1996           1995
                                                   -----------    -----------

  Land                                             $ 3,424,677    $ 3,580,477
  Buildings and improvements                        57,907,740     54,103,086
  Warehouse and truck equipment                     33,110,049     37,627,830
  Office equipment                                  13,621,540     11,104,702
  Construction in progress                           4,528,122      1,323,492
                                                   -----------    -----------
      Total property, plant and
       equipment                                   112,592,128    107,739,587
  Less accumulated depreciation                    (43,689,391)
(46,611,815)
                                                   -----------    -----------

      Net property, plant and
       equipment                                   $68,902,737    $61,127,772
                                                   ===========    ===========

  Depreciation expense for 1996, 1995 and 1994 was $6,629,240, $5,952,576 and
  $5,609,779, respectively.

6.    Notes payable - bank
      --------------------

  Notes payable - bank consists of borrowings on bank lines of credit at a weighted average interest rate of 6.41% at September 27, 1996 and 6.75% at September 29, 1995.

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                     -------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 27, 1996
                 --------------------------------------------


6.    Notes payable - bank (continued)
      --------------------------------

  At September 27, 1996 and September 29, 1995, the Company had unused lines of credit totaling $14,400,000 and $24,500,000, respectively.

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

7.    Long-term liabilities
      ---------------------

  Long-term liabilities at the balance sheet date consists of the following:

                                                  1996            1995
                                              ------------    -----------
  Notes payable - bank:

     Credit agreement notes maturing
      on April 30, 1998 with interest
      rates of 6.24% per annum at
      September 27, 1996 and 6.70% per
      annum at September 29, 1995.  The
      interest rates ranged from 6.02%
      to 6.74% in 1996 and from 5.95%
      to 7.00% in 1995.                       $ 44,400,000    $ 17,000,000

  Notes payable - insurance companies:

      Senior notes payable to seven
      insurance companies with interest
      rates of 8.42% and 9.15% per annum.
      Interest payable monthly.  Principal
      repayments annually commencing
      October 1, 1992 in the amount of
      $3,336,000 and each October 1
      thereafter in the amount of
      $3,333,000 until 2000; and
      $4,000,000 due annually beginning
      in 2001, maturing in full 2005.           36,665,000      39,998,000

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                     -------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 27, 1996
                 --------------------------------------------

7.    Long-term liabilities (continued)
                                                      1996           1995
                                                  -----------    -----------
  Notes payable - other:

      Capital stock residual notes, payable
      in twenty quarterly installments with
      a variable interest rate based on the
      current capital investment note rate.       $  4,225,006   $ 4,239,958

      A discounted note payable in the
      original amount of $1,741,265 without
      interest, discounted at 9.90%, payable
      in two installments of $641,265 in
      1996 and $1,100,000 in 1997.                     935,000     1,528,170

      A covenant not-to-compete in the
      original amount of $1,072,008 with
      interest at 9.90%, payable in
      monthly installments of $42,500
      until 2004.                                      951,312     1,022,795

      Four notes with interest at 7.50%
      per annum payable in monthly
      installments of $23,017 beginning
      October 1995 (secured by equipment).             951,780     1,217,712

      Five notes with interest at 7.50%
      per annum payable in monthly
      installments of $24,108 beginning
      October 1995 (secured by equipment).             997,084          --

      Several capitalized equipment leases,
      payable in monthly installments of
      $43,853 including interest at 12% to
      20% over seven to ten years until
      2005 (secured by equipment).                   2,123,571          --

      A real property contract for the
      purchase of an office building,
      payable in 180 monthly installments
      of $2,346 including interest at
      12.5% per annum until 1999 (secured
      by real property).                                66,872        85,386

      Other note payable                                  --           2,292

  Mortgage notes (secured by real property):

      A note payable in monthly installments
      of $41,449 including interest at 9%
      until 1996.                                         --         442,243

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                     -------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 27, 1996
                 --------------------------------------------


7.    Long-term liabilities (continued)
      ---------------------------------
                                                      1996           1995
                                                  -----------    -----------
  Mortgage notes (secured by real
  property) - continued:

      A note payable in monthly installments
      of $31,615 including interest at 7.25%
      until 2013.                                 $  3,710,663   $  3,816,529

  Redeemable notes and certificates:

      Capital investment notes
      (subordinated), interest ranging
      from 6.25% to 8%.  Maturity dates
      range from 1996 to 2005 which is
      ten years from dates of issue.                54,018,200     50,619,400

      Registered redeemable building
      notes (subordinated), interest
      at 8%.  No fixed maturity date.                3,138,300      3,199,100

      Redeemable transferable notes,
      (subordinated), interest at
      6.50%.  No fixed maturity.                        25,300         25,300
                                                  ------------   ------------
         Total                                     152,208,088    123,196,885
         Less current installments                  (9,073,983)    (7,573,215)
                                                  ------------   ------------

         Total long-term liabilities              $143,134,105   $115,623,670
                                                  ============   ============

  Total maturities of long-term liabilities in each of the next five fiscal years are as follows:

           Year                                      Amount
           ----                                   ------------
           1997                                   $  9,073,983
           1998                                     50,911,311
           1999                                      6,755,475
           2000                                      7,087,769
           2001                                      9,458,923

  The terms of certain financing agreements contain, among other provisions, requirements for maintaining certain financial ratios. Also, a minimum amount of equity must be maintained, subordinated debt restrictions on the sale of assets, and allowable contingent indebtedness. The Company was not in compliance with the fixed charge coverage covenant as of September 27, 1996. The Company will be working with its senior creditors to establish a plan to return to compliance with this ratio and will request the necessary waivers for noncompliance with this particular covenant.

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                     -------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 27, 1996
                 --------------------------------------------


8.    Income taxes
      ------------

  The provision for income taxes for the three years consists of the following:
                                        1996           1995          1994
                                     ----------     ----------    ----------
    Current payable:
     Federal                         $  146,016     $  542,585    $  439,200
     State                               47,640         50,156        86,252
    Deferred:
     Federal                            (95,036)       113,948       506,977
     State                              (24,391)        67,780       (32,088)
                                     ----------     ----------    ----------

         Total                       $   74,229     $  774,469    $1,000,341
                                     ==========     ==========    ==========

    The effective income tax rate for the three years ended September 27, 1996 does not correspond with the Federal tax rate. The reconciliation of this rate to the effective income tax rate is as follows:

                                         1996          1995          1994
                                     ----------     ----------    ----------

    Statutory income tax rate (34%)  $   82,934     $  732,181    $  871,668
    State income taxes, net of
     Federal income tax benefit          31,443         33,103        56,926
    Tax exempt interest                 (97,712)      (133,622)     (158,673)
   Refunds as a result of carrybacks       --          (64,954)         --
    Prior year under accrual               --             --         179,235
    Other                                57,564        207,761        51,185
                                     ----------     ----------    ----------

         Income tax expense          $   74,229     $  774,469    $1,000,341
                                     ==========     ==========    ==========

        Effective income tax rate          30.4%          36.0%         39.0%
                                           ====           ====          ====

  The significant components of the deferred income taxes - current asset and non-current liability as of the balance sheet date are as follows:

                                          1996           1995
                                       ----------     ----------
  Deferred income taxes -
   current asset:
    Insurance reserves                 $  785,964     $1,041,485
    Inventories                           839,507        746,442
    Unearned insurance premiums           571,239        508,089
    Allowance for doubtful accounts       294,566        420,530
    Other                                (173,504)      (179,223)
                                       ----------     ----------

      Total                            $2,317,772     $2,537,323
                                       ==========     ==========

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                     -------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 27, 1996
                 --------------------------------------------


8.    Income taxes (continued)
      -----------------------
                                          1996           1995
                                       ----------     ----------
   Deferred income taxes -
    non-current liability:
     Accumulated depreciation          $5,017,128     $5,070,833
     Deferred income                     (634,029)      (345,898)
     Allowance for doubtful notes        (401,818)      (233,679)
     Deferred compensation               (174,550)      (174,550)
     Alternative minimum tax
      (AMT) credit                       (446,739)      (611,439)
     Other                                (47,725)       (54,020)
                                       ----------     ----------

       Total                           $3,312,267     $3,651,247
                                       ==========     ==========

   Net amount by tax paying component:
    Federal                            $  597,823     $  692,860
    State                                 396,672        421,064
                                       ----------     ----------

       Total                           $  994,495     $1,113,924
                                       ==========     ==========

   The significant components of deferred income tax expense for the three years are as follows:
                                          1996         1995          1994
                                       ----------   ----------    ----------
   Decrease (increase) in deferred
    income taxes - asset               $  219,551   $  274,590    $   11,915
   (Decrease) increase in
    deferred income taxes -
    liability after applying
    AMT credit                           (338,980)     (92,862)      462,974
                                       ----------   ----------    ----------

       Total                           $ (119,429)  $  181,728    $  474,889
                                       ==========   ==========    ==========

   The Company has net operating loss carryovers of approximately $5,000,000 to apply against future years' State income taxes, expiring in years 2007 through 2011. These operating loss carryovers are the result of the insurance company subsidiary being required to file a separate calendar year State tax return and not giving the parent the benefit of this offset on its State tax return. The Company also has unused State energy tax credits of approximately $45,000, expiring in 1998.

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                     -------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 27, 1996
                 --------------------------------------------

9. Members' patronage dividends
   ----------------------------

   The Company's income from sales to members, before income taxes and patronage dividends, is available, at the discretion of the Board of Directors, to be returned to the members in the form of patronage dividends. As of year end, the Board of Directors voted to distribute the following in patronage dividends:
                                         1996          1995         1994
                                     -----------   -----------  -----------
    Payable in cash and shown as
     a current liability             $ 3,200,110   $ 6,646,867  $ 6,865,736
    Distributable in the form
     of common stock                     799,890     1,703,133    1,864,432
                                     -----------   -----------  -----------

         Total                       $ 4,000,000   $ 8,350,000  $ 8,730,168
                                     ===========   ===========  ===========

10. Reinsurance
    -----------

    Reinsurance amounts reflected in the financial statements are as follows:
                                         1996          1995
                                     -----------   -----------
    For the balance sheet:
     Reinsurance recoverable for
      ceded losses                   $ 6,496,713   $ 5,081,542
     Prepaid reinsurance premiums      2,831,215     2,050,101
                                     -----------   -----------

         Total                       $ 9,327,928   $ 7,131,643
                                     ===========   ===========

                                         1996          1995         1994
                                     -----------   -----------  -----------
    For the income statement:
     Premiums written:
      Gross                          $28,987,953   $27,808,928  $23,992,639
      Assumed                            567,243       698,280      860,953
      Ceded                           (8,184,619)   (7,364,002)  (6,652,410)
                                     -----------   -----------  -----------

         Net premiums written        $21,370,577   $21,143,206  $18,201,182
                                     ===========   ===========  ===========

    Percentage of amount assumed
       to net                               2.65%         3.30%        4.73%
                                            ====          ====         ====

    Premiums earned:
     Gross                           $26,515,356   $26,719,189  $23,736,321
     Assumed                             598,048       718,692      829,978
     Ceded                            (7,403,505)   (6,708,155)  (6,505,887)
                                     -----------   -----------  -----------

         Net premiums earned         $19,709,899   $20,729,726  $18,060,412
                                     ===========   ===========  ===========

    Percentage of amount assumed
     to net                                 3.03%         3.47%        4.60%
                                            ====          ====         ====

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                     -------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 27, 1996
                 --------------------------------------------


10. Reinsurance (continued):
    -----------------------

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

                                         1996          1995         1994
                                     -----------   -----------  -----------
     Expenses:
      Losses and loss adjustment
       expenses                      $18,051,136   $21,000,749  $15,079,858
      Reinsurance recoveries          (4,616,616)   (5,511,850)  (3,389,844)
                                     -----------   -----------  -----------

         Net losses and loss
          adjustment expenses        $13,434,520   $15,488,899  $11,690,014
                                     ===========   ===========  ===========

11. Segment reporting
    -----------------

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

    A summary of information about the Company's operations by segment before intersegment eliminations for the three years is as follows:

                                  1996            1995            1994
                             --------------  --------------  --------------

    Net sales and operations:
     Distribution            $1,283,119,244  $  996,966,961  $  936,266,067
     Insurance                   20,095,633      22,794,952      18,788,523
      Less intersegment
       insurance sales and
       expenses                  (1,708,211)     (1,513,457)       (834,240)
                             --------------  --------------  --------------

         Total               $1,301,506,666  $1,018,248,456  $  954,220,350
                             ==============  ==============  ==============

    Income before allowances,
     dividends, income taxes
     and accounting change:
      Distribution           $   13,351,190  $   18,889,425  $   19,791,157
      Insurance                   2,480,300       3,127,833       2,952,047
                             --------------  --------------  --------------

         Total               $   15,831,490  $   22,017,258  $   22,743,204
                             ==============  ==============  ==============

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                     -------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 27, 1996
                 --------------------------------------------


11. Segment reporting (continued)
    -----------------------------

                                  1996            1995            1994
                             --------------  --------------  --------------
    Total assets:
     Distribution            $  314,180,675  $  260,365,677  $  243,267,148
     Insurance                   69,963,279      63,698,155      64,923,598
                             --------------  --------------  --------------

         Total               $  384,143,954  $  324,063,832  $  308,190,746
                             ==============  ==============  ==============

    Depreciation expense:
     Distribution            $    6,442,124  $    5,770,681  $    5,408,896
     Insurance                      187,124         181,895         200,883
                             --------------  --------------  --------------

         Total               $    6,629,248  $    5,952,576  $    5,609,779
                             ==============  ==============  ==============

    Capital expenditures:
     Distribution            $   16,151,402  $   10,096,516  $    5,161,425
     Insurance                       79,735         275,224          93,157
                             --------------  --------------  --------------

         Total               $   16,231,137  $   10,371,740  $    5,254,582
                             ==============  ==============  ==============

    For net sales and operations during the three years ended September 27, 1996, wholesale grocery sales (primarily to members) accounted for approximately 95% of the distribution total. Premium revenue (primarily from members) accounted for approximately 95% of the insurance total.

12.    Retirement plans
       ----------------

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

   The financial statements include pension expense for the Company-sponsored pension plan as determined using Statement of Financial Accounting Standards (SFAS) No. 87, EMPLOYERS' ACCOUNTING FOR PENSIONS. The effect of SFAS No. 87 was an increase of pension expense in the amount of $191,893 for 1996, and a decrease of $362,794 for 1995 and $546,894 for
   1994. The Company's unrecognized net asset resulting from the initial application of SFAS No. 87 of $3,027,024 is being amortized over eighteen years with a remaining balance of $1,547,153 as of September 27, 1996.

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                     -------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 27, 1996
                 --------------------------------------------
12.    Retirement plans (continued)
       ----------------------------

   In determining the actuarial present value of the projected benefit obligation, a discount rate of 8% and a future maximum compensation increase rate of 4% were used. The expected long-term rate of return on assets was 8%.

   Pension costs for all plans for the three years consist of the following:
                                         1996          1995          1994
                                     -----------   -----------   -----------
   Company-sponsored:
    Service costs of benefits
     earned                          $   952,126   $   945,413   $   918,423
    Interest cost on the projected
     benefit obligation                1,667,852     1,557,954     1,448,447
    Expected return on plan assets    (1,932,053)   (1,713,673)   (1,688,595)
    Net amortization of unrecognized
     net asset                          (168,168)     (168,168)     (168,168)
    Unrecognized net gain                (37,901)         --          (4,414)
    Unrecognized prior service
     cost                                 61,478        61,478        73,760
                                     -----------   -----------   -----------

       Net salaried pension cost         543,334       683,004       579,453

   Multi-employer plan costs           3,326,359     2,590,269     2,395,300
   Matching costs of 401(k) plans        290,518       384,282       391,605
                                     -----------   -----------   -----------

       Total pension expense         $ 4,160,211   $ 3,657,555   $ 3,366,358
                                     ===========   ===========   ===========

   The following table sets forth the Company-sponsored plan's funded status as of year end:
                                         1996          1995          1994
                                     -----------   -----------   -----------
   Actuarial present value of
    benefit obligations:
     Vested                          $14,458,251   $14,997,208   $13,337,570
     Non-vested                          985,366       927,101       823,015
                                     -----------   -----------   -----------
     Accumulated benefit
       obligation                     15,443,617    15,924,309    14,160,585
     Effect of projected future
      compensation levels              5,837,535     4,767,286     4,881,117
                                     -----------   -----------   -----------
     Projected benefit obligation     21,281,152    20,691,595    19,041,702
   Plan assets at fair value,
    primarily listed stocks, fixed
    income, and bond and equity
    funds                             27,252,210    24,482,376    22,030,725
                                     -----------   -----------   -----------
   Excess of plan assets over
    projected benefit obligation       5,971,058     3,790,781     2,989,023
   Unrecognized prior service cost       655,515       716,993       778,471
   Unrecognized net gain              (4,802,538)   (2,745,049)   (1,422,307)
   Unrecognized net asset, net of
    amortization                      (1,561,167)   (1,729,335)   (1,897,503)
                                     -----------   -----------   -----------

      Prepaid pension cost           $   262,868   $    33,390   $   447,684
                                     ===========   ===========   ===========

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                     -------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 27, 1996
                 --------------------------------------------


12.    Retirement plans (continued)
       ----------------------------

   In addition to providing pension benefits, the Company provides certain medical benefits for certain salaried retirees, spouse and eligible dependents. Employees who were hired prior to January 1, 1989, the last eligibility date, and have met the Company's minimum service requirements, become eligible for these benefits. The medical benefits available are non-contributory in nature, and it is the Company's practice to fund these benefits as incurred.

   Postretirement benefit costs for 1996 were $491,993, which is comprised of $52,361 for service costs, $270,543 for interest cost and $169,089 for the amortization of the transition obligation. The Company's unrecognized transition obligation resulting from the initial application of SFAS No.106 of $3,668,682 is being amortized over twenty years and has a remaining balance of $3,499,593 as of September 27, 1996. The assumed health care cost trend used to measure the expected cost of benefits was 10% in year one, decreasing 1% per year to a minimum rate of 4%. Prior to adopting SFAS No. 106, postretirement benefits were expensed as claims were paid, and amounted to approximately $349,000 and $356,000 for 1995 and 1994, respectively.

13.    Leases
       ------

   The Company is obligated under one hundred and twenty-seven significant leases in 1996. Fifty-one of these leases are for twenty to twenty-five years with renewal options and involve supermarket properties which are subleased to members. Six of these leases are subleased to affiliated companies. The remaining leases represent property and equipment used by the Company. The leases expire at various dates, the last expiring in 2022. Rental expense for the three years consists of the following:

                                      1996            1995           1994
                                  -----------     -----------    -----------
         Minimum rentals          $19,463,073     $15,252,948    $13,690,702
         Less sublease income      (6,873,099)     (6,549,338)    (5,971,461)
                                  -----------     -----------    -----------

         Net rental expense       $12,589,974     $ 8,703,610    $ 7,719,241
                                  ===========     ===========    ===========

    The following is a schedule by years showing future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 27, 1996:
           Fiscal                   Minimum        Minimum           Net
            year                  payments (A)   receipts (B)      minimum
         ---------                ------------   ------------   ------------
         1996-1997                $ 21,279,652   $  7,904,468   $ 13,375,184
         1997-1998                  20,060,119      8,923,638     11,136,481
         1998-1999                  18,556,581      8,859,209      9,697,372
         1999-2000                  17,548,978      8,664,809      8,884,169
         2000-2001                  16,884,746      8,502,442      8,382,304
         Later years               143,943,281     94,120,970     49,822,311
                                  ------------   ------------   ------------

            Total                 $238,273,357   $136,975,536   $101,297,821
                                  ============   ============   ============

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                     -------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 27, 1996
                 --------------------------------------------


13. Leases (continued)
    ------------------
                                    Minimum        Minimum           Net
                                  payments (A)   receipts (B)      minimum
                                  -----------    -----------    -----------
    Summary:
     Building leases              $229,625,277   $136,122,368   $ 93,502,909
     Equipment leases                8,648,080        853,168      7,794,912
                                  ------------   ------------   ------------

         Total                    $238,273,357   $136,975,536   $101,297,821
                                  ============   ============   ============

    (A) Minimum payments are those required by the Company over the terms of the significant leases.

    (B) Minimum receipts are those to be received by the Company from sublease agreements.

    The Company has sale-leaseback transactions for four cash and carry outlets. The sales resulted in deferred gains of approximately $1,200,000 which are being amortized over the leaseback period of fifteen years. The total remaining lease commitments are approximately $3,940,000 over fourteen years with an annual rental of approximately $310,000.

14. Supplemental cash flow information
    ----------------------------------

                                      1996            1995            1994
                                  -----------     -----------     -----------
   Supplemental disclosures:
    Cash paid during the
     year for:
      Interest                    $14,546,216     $11,753,143     $ 8,898,144
      Income taxes - net
        of refunds                    278,730         341,836         336,810

   Supplemental schedule of
    noncash investing and
    financing activities:
     Patronage dividends payable
      in common stock                 799,890       1,703,103       1,864,432
     Exchange of member loan
      for equity interest in
      affiliate                     3,250,000            --              --

15.    Affiliated companies
       --------------------

   The Company owns interests in three separate affiliates which are accounted for on the equity method. All of these affiliates are in the grocery distribution business. One affiliate is a vendor that provides private label brand merchandise. The other affiliates operate retail grocery stores and are also members of the Company.

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                     -------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 27, 1996
                 --------------------------------------------

15.    Affiliated companies (continued)
       --------------------------------

   An approximate summary of accounts aggregate transactions with these affiliates is as follows:
                                      1996            1995
                                  ------------    -----------
       For the balance sheet:
        Equity interest           $ 12,477,000    $ 8,392,000
        Accounts receivable          3,800,000      4,820,000
        Notes receivable             2,853,000      6,440,000
        Accounts payable            (5,259,000)    (4,930,000)
        Undistributed earnings       1,975,000      1,416,000

                                      1996            1995           1994
                                  ------------    -----------    -----------
       For the income statement:
        Increase in equity
         investments              $  3,517,000    $   607,000    $ 6,094,000
        Sales                     (129,855,000)   (91,447,000)   (22,945,000)
        Purchases                  111,348,000     97,541,000     89,179,000
        Volume incentive rebate     (2,931,000)    (1,707,000)    (1,561,000)
        Refunds, rebates and
          allowances                 2,570,000      3,013,000        701,000
        Equity interest
         income (loss)                 568,000        (47,000)      (192,000)

        Dividends received               --              --             --

   These affiliates and the Company's percentage of ownership are as follows:

       Western Family Holding Company                            22%
       C & K Market, Inc.                                        22%
       R.A.F. Limited Liability Company                          94%
       North State Grocery, Inc.                                 26%
       West Linn Foods Marketplace, L.L.C.                       20%
       Willamette Foods Marketplace, L.L.C.                      49%

   All of these affiliates are privately held companies for which no ready market values are available. In management's opinion, the equity interest as stated is equal to or less than the fair value of their interest in these affiliates.

16.    Concentrations of credit risk
       -----------------------------

   Financial instruments that potentially subject the company to significant concentrations of credit risk consist principally of cash and cash equivalents, investments, store financing loans and trade accounts receivable.

   The Company holds its cash and cash equivalents in several banks located in the Pacific Northwest and a zero balance bank account located in the Midwest. Each bank is covered by FDIC insurance; balances in excess of coverage are not insured.

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                     -------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 27, 1996
                 ---------------------------------------------


16.    Concentrations of credit risk (continued)
       -----------------------------------------

   As a cooperative, the majority of the Company's accounts receivable represent sales to its members who are located throughout the Pacific Northwest. These accounts are not generally secured by collateral but each member has stock holdings in the Company as well as patronage rebates which the Company could apply against account balances.

   The Company makes store financing loans to members from time to time mainly to finance the acquisition of grocery store properties and equipment. These loans are represented by notes receivable which are secured by collateral consisting of personal property, securities and guarantees. See Note 18.a. for sale of notes subject to limited recourse provisions.

   The insurance subsidiaries have investments primarily in federal securities and state municipal bonds which are backed by the full faith and credit of the respective governmental agency. See Note 2 for investment details.

17.    Fair value of financial instruments
       -----------------------------------

   The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

   The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

   CASH AND CASH EQUIVALENTS, INVESTMENTS MAINTAINED FOR INSURANCE RESERVES AND LONG-TERM NOTES RECEIVABLES INCLUDING THE CURRENT PORTION: The carrying amounts reported in the balance sheet for cash and cash equivalents and long-term receivables approximate their fair value.

   INVESTMENT IN AND ACCOUNTS WITH AFFILIATED COMPANIES: It is not practicable to estimate the fair value of an investment representing the common stock of a non-public company because this stock is not traded; that investment is carried at its original cost plus equity in earnings to date in the consolidated balance sheet.

   NOTES PAYABLE - BANK AND LONG-TERM LIABILITIES, INCLUDING CURRENT
   MATURITIES: The carrying amounts of commercial paper and other variable-rate debt instruments approximate their fair value. The fair values of fixed-rate long-term debt are estimated using discounted cash flow analyses based on the Company's incremental borrowing rates for similar types of borrowing arrangements. The assumed incremental borrowing rates used to determine the fair value of fixed-rate long-term debt were 7.50% to 8.30% and 7.50% to 8.00% for 1996 and 1995, respectively.

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                     -------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 27, 1996
                 --------------------------------------------


17.    Fair value of financial instruments (continued)
       -----------------------------------------------

   INSURANCE RESERVES SUPPORTED BY INVESTMENTS: The fair value of insurance accruals, which represent contractual obligations to pay cash in the future, is estimated based on a discounted cash flow analysis using the Company's incremental borrowing rate as the discount rate.

   The carrying amounts and fair values of the Company's financial instruments at the balance sheet date are as follows:

                                       1996                     1995
                            -------------------------------------------------------
                              Carrying      Fair       Carrying      Fair
                              amounts      values       amounts     values
                            ----------- -----------  ----------- -----------
   Cash and cash equivalents$16,509,866 $16,509,866  $13,045,456 $13,045,456
   Investments maintained for
    insurance reserves       46,828,893  46,966,058   40,809,762  41,610,228
   Long-term notes receivable,
    including the current
    portion                  28,660,237  28,165,237   26,602,381  26,302,381
   Investment in and accounts
    with affiliated companie 12,477,107  12,477,107    8,392,281   8,392,281
   Notes payable - bank      61,173,867  61,173,867   48,515,543  48,515,543
   Insurance reserves supported
    by investments           29,561,657  29,561,657   29,958,678  29,958,678
   Long-term liabilities,
    including current maturities      152,208,088153,560,695123,196,885124,416,290


18. Commitments and contingencies
    -----------------------------

    a. The Company has entered into various agreements under which it sells certain of its notes receivable from members subject to limited recourse provisions. These notes are secured by collateral which usually consists of personal property, securities and guarantees. The Company in turn receives a monthly service fee. In 1996, 1995 and 1994, the Company sold notes totaling approximately $10,549,000, $20,800,000 and $8,600,000, respectively. The balances of transferred notes that were outstanding and subject to recourse provisions were approximately $27,426,000, $28,537,000 and $13,652,000 at September 27, 1996, September 29, 1995 and September 30, 1994, respectively.

    b. In connection with its loan activities to members, the Company has approved loan applications totaling approximately $16,528,900 for which funds have been committed, but not disbursed, as of September 27, 1996.

    c. The Company is guarantor of a covenant and a loan by members as of September 27, 1996 totaling approximately $2,137,000 with annual payments of approximately $291,000.

                     UNITED GROCERS, INC. AND SUBSIDIARIES
                     -------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED SEPTEMBER 27, 1996
                 --------------------------------------------


18. Commitments and contingencies (continued)
    -----------------------------------------

    d. The Company is in labor negotiations with several of its unions, whose contract expired in April, 1996. If the Company is unable to reach a negotiated settlement, it is likely that a strike would occur which would depress volumes and cause plant efficiencies to suffer.

    e. The Company is a party to various litigation and claims arising in the ordinary course of business. While the ultimate effect of such actions cannot be predicted with certainty, the Company expects that the outcome of these matters will not result in a material adverse effect on the Company's consolidated financial position or results of operations.

Board of Directors
United Grocers, Inc.


           INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTAL INFORMATION
           --------------------------------------------------------


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in United Grocers, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated December 12, 1996. Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole. The pro forma consolidated schedules of income for the years ended September 27, 1996 and September 29, 1995 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audit of the basic financial statements and, accordingly, we express no opinion on it.




                                                /s/ DeLap, White & Raish


Portland, Oregon
December 12, 1996

                             UNITED GROCERS, INC.
                             --------------------
                  PRO FORMA CONSOLIDATED SCHEDULES OF INCOME
             YEARS ENDED SEPTEMBER 27, 1996 AND SEPTEMBER 29, 1995
             -----------------------------------------------------


                                                 1996             1995
                                            --------------     --------------
Net sales and operations                    $1,352,302,776     $1,326,522,799
                                            --------------     --------------

Cost and expenses:
 Cost of sales                               1,172,830,590      1,149,986,553
 Operating expenses                            130,089,635        126,054,112
 Selling and administrative expenses            15,997,692         11,705,432
 Depreciation                                    6,631,292          6,392,862
 Interest:

 Interest expense                               14,825,357         14,175,652
  Interest income                               (4,162,561)        (4,494,053)
                                            --------------     --------------
    Interest expense, net                       10,662,796          9,681,599
                                            --------------     --------------

         Total costs and expenses            1,336,212,005      1,303,820,558
                                            --------------     --------------

Income before members' allowances and
 patronage dividends, and income taxes          16,090,771         22,702,241

Members' allowances                            (11,604,949)       (11,513,784)

Members' patronage dividends                    (4,000,000)        (8,350,000)
                                            --------------     --------------

Income before income taxes                         485,822          2,838,457

Provision for income taxes                        (185,052)        (1,021,063)
                                            --------------     --------------

         Net income                         $      300,770     $    1,817,394
                                            ==============     ==============



This pro forma presentation attempts to show United Grocers, Inc. and Market combined and operating as one business unit using historical financial statements as if the transaction had been consummated at the beginning of the year that ended September 29, 1995. (See Note 1.d. of the notes to consolidated financial statements for more details of this transaction.)











The accompanying independent auditor's report on supplemental information should be read as part of this schedule.

Board of Directors
United Grocers, Inc.



         INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENT SCHEDULES
         -------------------------------------------------------------



We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in United Grocers, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated December 12, 1996. Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole. Schedules I, II and V listed in the index under Section 210.12-04 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                            /s/ DeLap, White & Raish


Portland, Oregon
December 12, 1996

                                                                    SCHEDULE I
                     UNITED GROCERS, INC. AND SUBSIDIARIES
                     -------------------------------------
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   SEPTEMBER 27, 1996 AND SEPTEMBER 29, 1995
                   ----------------------------------------
BALANCE SHEETS:
--------------
                                    ASSETS
                                    ------
                                                  1996            1995
                                              ------------   -------------
Current assets:
 Cash and cash equivalents                    $  6,538,664   $  1,215,643
 Accounts receivable - net of allowance         60,052,031     55,014,559
 Inventories                                    99,762,081     73,880,989
 Other current assets                            3,791,262      2,875,918
 Deferred income taxes                             683,022        884,350
                                              ------------   ------------
  Total current assets                         170,827,060    133,871,459
                                              ------------   ------------

Non-current assets:
 Investments in affiliated companies
  and intercompany accounts                     75,357,036     74,593,758
 Other non-current assets                       22,796,883     15,410,908
                                              ------------   ------------
  Total non-current assets                      98,153,919     90,004,666
                                              ------------   ------------

Property, plant and equipment - (net
 of accumulated depreciation)                   63,667,719     55,669,749
                                              ------------   ------------

  Total                                       $332,648,698   $279,545,874
                                              ============   ============

                        LIABILITIES AND MEMBERS' EQUITY
                        -------------------------------

Current liabilities:
 Notes payable - bank                         $ 61,173,867   $ 48,515,543
 Accounts payable                               61,126,166     49,765,896
 Other expenses and taxes                        9,130,914      4,678,846
 Members' patronage payable                      3,200,110      6,646,867
 Current installments on long-term
  liabilities                                    9,073,983      7,573,215
                                              ------------   ------------
  Total current liabilities                    143,705,040    117,180,367

Long-term liabilities                          143,134,105    115,623,670
Deferred income taxes                            3,550,044      3,696,317
Deferred income                                  1,000,026        886,917
                                              ------------   ------------
  Total liabilities                            291,389,215    237,387,271
                                              ------------   ------------
Members' equity:
 Common stock                                    3,192,255      3,278,315
 Additional paid-in capital                     24,224,262     23,956,797
 Retained earnings                              13,842,966     14,923,491
                                              ------------   ------------
  Total members' equity                         41,259,483     42,158,603
                                              ------------   ------------

  Total                                       $332,648,698   $279,545,874
                                              ============   ============

The independent auditor's report on financial statement schedules should be read with this supplemental schedule along with the notes to the consolidated financial statements.

                                                                  SCHEDULE I
                     UNITED GROCERS, INC. AND SUBSIDIARIES
                     -------------------------------------
           CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
             YEARS ENDED SEPTEMBER 27, 1996, SEPTEMBER 29, 1995,
                            AND SEPTEMBER 30, 1994
                            ----------------------

STATEMENTS OF INCOME:
--------------------
                                           1996            1995           1994
                                      --------------   ------------   ------------
Net sales and operations              $1,226,617,871   $937,134,185   $898,754,635
                                      --------------   ------------   ------------
Costs and expenses:
 Cost of sales                         1,072,100,764    812,077,258    782,437,215
 Operating expenses                      103,928,225     76,575,960     71,084,769
 Selling and administrative expenses      14,989,440     10,872,432      9,533,741
 Depreciation                              5,636,998      4,878,412      4,444,310
 Interest expense, net of interest
  income                                  13,981,587     11,450,122      8,343,701
                                      --------------   ------------   ------------
      Total costs and expenses         1,210,637,014    915,854,184    875,843,736
                                      --------------   ------------   ------------

Income before members' allowances and
 patronage dividends, income taxes and
 income (loss) of subsidiaries            15,980,857     21,280,001     22,910,899
Members' allowances                      (11,744,604)   (11,513,784)   (11,449,305)
Members' patronage dividends              (4,000,000)    (8,350,000)    (8,730,168)
                                      --------------   ------------    -----------

Income before income taxes and
 income (loss) of subsidiaries               236,253      1,416,217      2,731,426
Provision for income taxes                   (76,092)      (457,895)      (876,343)
Income (loss) of subsidiaries                 (7,849)       420,683       (291,693)
                                      --------------   ------------   ------------
      Net income                      $      152,312   $  1,379,005   $  1,563,390
                                      ==============   ============   ============

STATEMENTS OF MEMBERS' EQUITY:
-----------------------------
                                           Additional
                              Common        paid-in        Retained
                              stock*        capital        earnings       Total
                           -----------    -----------    -----------   -----------
Balance, October 1, 1993   $ 3,285,755    $21,006,563    $14,820,084   $39,112,402
Stock:
 Issued                        148,090      1,515,656           --       1,663,746
 Repurchased                  (334,440)    (1,757,412)    (1,687,261)   (3,779,113)
Patronage dividends            156,675      1,707,757           --       1,864,432
Net income                        --             --        1,563,390     1,563,390
                           -----------    -----------    -----------   -----------
Balance, Sept 30, 1994       3,256,080     22,472,564     14,696,213    40,424,857

Stock:
 Issued                        115,780      1,260,324           --       1,376,104
 Repurchased                  (230,585)    (1,342,184)    (1,151,727)   (2,724,496)
Patronage dividends            137,040      1,566,093           --       1,703,133
Net income                        --             --        1,379,005     1,379,005
                           -----------    -----------    -----------   -----------
Balance, Sept 29, 1995       3,278,315     23,956,797     14,923,491    42,158,603

Stock:
 Issued                         93,620      1,059,512           --       1,153,132
 Repurchased                  (244,680)    (1,526,937)    (1,232,837)   (3,004,454)
Patronage dividends             65,000        734,890           --         799,890
Net income                        --             --          152,312       152,312
                           -----------    -----------    -----------   -----------

Balance, Sept 27, 1996     $ 3,192,255    $24,224,262    $13,842,966   $41,259,483
                           ===========    ===========    ===========   ===========


*See consolidated statements of members' equity for common stock share information.









The independent auditor's report on financial statement schedules should be read with this supplemental schedule along with the notes to the consolidated financial statements.


SCHEDULE I
                         UNITED GROCERS, INC. AND SUBSIDIARIES
                         -------------------------------------
               CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
      YEARS ENDED SEPTEMBER 27, 1996, SEPTEMBER 29, 1995, AND SEPTEMBER 30, 1994
      --------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS:
------------------------
                                          1996            1995           1994
                                      -----------     -----------    -----------
Cash flows from operating activities:
  Net income                          $   152,312     $ 1,379,005    $ 1,563,390
  Adjustments to reconcile net
   income to net cash provided by
   (used in) operating activities:
    Depreciation                        5,636,998       4,878,412      4,444,310
    Provision for doubtful accounts       828,086         622,000        722,000
    Patronage dividends payable
     in common stock                      799,890       1,703,133      1,864,432
    Loss (gain) on sale of assets         545,650         213,478         22,593
   (Income) loss of subsidiaries            7,849        (420,683)       291,693
    Equity in loss (earnings) of
    affiliated companies                 (567,701)         46,989        191,760
    Deferred income taxes                  55,055         296,932        719,262
    (Increase) decrease in non-cash
    current assets:
      Accounts receivable               6,426,757     (11,183,991)   (16,408,543)
      Inventories                      (5,085,569)     (3,504,412)    (1,560,061)
    Other current assets                 (374,779)       (283,055)      (592,812)
    Increase (decrease) in non-cash
   current liabilities:
    Accounts payable                   (1,999,775)     (3,936,161)     6,050,699
    Other expenses and taxes            2,951,925       1,217,329        134,923
    Members' patronage payable         (3,446,757)       (218,869)      (349,191)
    (Increase) decrease in other
    non-current assets                 (5,902,398)     (2,811,565)    (1,529,897)
                                      -----------     -----------    -----------
      Net cash provided by (used in)
       operating activities                27,543     (12,001,458)    (4,435,442)
                                      -----------     -----------    -----------

Cash flows from investing activities:
 (Increase) decrease in investment
  in affiliated companies                (203,426)      1,199,609    (13,363,124)
 Sale of property, plant
  and equipment                         6,621,492         824,916         46,238
 Purchase of property, plant
  and equipment                       (15,403,431)     (8,039,599)    (3,923,351)
 Purchase of business combination     (23,251,791)           --             --
                                      -----------     -----------    -----------
  Net cash used in investing
   activities                         (32,237,156)     (6,015,074)   (17,240,237)
                                      -----------     -----------    -----------



The independent auditor's report on financial statement schedules should be read with this supplemental schedule along with the notes to the consolidated financial statements.






SCHEDULE I
                         UNITED GROCERS, INC. AND SUBSIDIARIES
                         -------------------------------------
               CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
      YEARS ENDED SEPTEMBER 27, 1996, SEPTEMBER 29, 1995, AND SEPTEMBER 30, 1994
      ---------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS (CONTINUED):
------------------------------------



                                            1996            1995             1994
                                       --------------   -----------     ------------
Cash flows from financing activities:
 Sale of common stock                  $    1,153,132   $  1,376,104    $  1,663,746
 Repurchase of common stock                (3,004,454)    (2,724,496)     (3,779,113)
 Proceeds of long-term liabilities:
 Revolving bank lines of credit         1,043,200,000    689,100,000     807,500,000
 Mortgages and notes                       30,310,851     25,640,393      12,104,717
 Redeemable notes and certificates         18,056,500     19,529,600      22,395,400
 Repayment of long-term liabilities:
  Revolving bank lines of credit       (1,030,541,677)  (671,605,124)   (801,209,733)
  Mortgages and notes                      (6,923,218)   (23,842,696)     (2,157,310)
  Redeemable notes and certificates       (14,718,500)   (19,492,749)    (22,618,900)
                                       --------------   ------------    ------------
      Net cash provided by
       financing activities                37,532,634     17,981,032      13,898,807
                                       --------------   ------------    ------------

Net increase (decrease) in cash
 and cash equivalents                       5,323,021        (35,500)     (7,776,872)
Cash and cash equivalents:
 Beginning of year                          1,215,643      1,251,143       9,028,015
                                       --------------   ------------    ------------

      End of year                      $    6,538,664   $  1,215,643    $  1,251,143
                                       ==============   ============    ============

Supplemental disclosures:
 Cash paid during the year for:
  Interest                             $   14,546,216   $ 11,753,143    $  8,898,144
                                       ==============   ============    ============
  Income taxes - net of refunds        $      278,730   $    341,836    $    336,810
                                       ==============   ============    ============

 Dividends paid to registrant by
  UGIC, Ltd.                           $      723,829   $      --       $      --
                                       ==============   ============    ============

Supplemental schedule of noncash
 investing and financing activities:
  Patronage dividends payable in
  common stock                         $      799,890   $  1,703,133    $  1,864,432
                                       ==============   ============    ============







The independent auditor's report on financial statement schedules should be read with this supplemental schedule along with the notes to the consolidated financial statements.


                                          UNITED GROCERS, INC. AND SUBSIDIARIES                       SCHEDULE II
                                          -------------------------------------
                                            VALUATION AND QUALIFYING ACCOUNTS
                                      FOR THE THREE YEARS ENDED SEPTEMBER 27, 1996
                                      --------------------------------------------
 Column A                        Column B        Column C - Additions        Column D      Column E
-----------                    ------------  -----------------------------------------    ----------
                                                 (1)            (2)
                               Balance at     Charged to     Business      Deductions-    Balance at
                               beginning      costs and     combination    net writeoffs     end of
Description                      of period     expenses       accounts     and payments     period
-----------                    ------------  --------------------------    ------------  ----------
1996:
Reserves deducted in
 balance sheet from asset
 to which it applies -
 Allowance for doubtful
 accounts for:
  Accounts receivable          $ 1,176,767   $ 1,001,041    $   587,540    $ 1,624,624    $ 1,140,724
  Notes receivable                 508,229     1,062,000        317,716        778,301      1,109,644
                               -----------   --------------------------   ------------    -----------
        Total                  $ 1,684,996   $ 2,063,041    $   905,256    $ 2,402,925    $ 2,250,368
                               ===========   ===========    ===========    ===========    ===========
Reserves which support
 the balance sheet caption:
  Insurance reserves for
   losses and expenses:
    Workers' compensation      $16,181,057   $ 7,232,693    $      --      $ 8,486,847    $14,926,903
     Property and casualty      13,777,621     5,853,398           --        4,996,265     14,634,754
                               -----------   -----------    -----------    -----------    -----------
        Total                  $29,958,678   $13,086,091    $      --      $13,483,112    $29,561,657
                               ===========   ===========    ===========    ===========    ===========
1995:
Reserves deducted in
 balance sheet from asset
 to which it applies -
 Allowance for doubtful
 accounts for:
  Accounts receivable          $ 1,270,987   $   794,189    $      --      $   888,409    $ 1,176,767
  Notes receivable                 334,774     1,100,000           --          926,545        508,229
                               -----------   -----------    --------------------------    -----------
        Total                  $ 1,605,761   $ 1,894,189    $      --      $ 1,814,954    $ 1,684,996
                               ===========   ===========    ============   ===========    ===========
Reserves which support
 the balance sheet caption:
  Insurance reserves for
   losses and expenses:
    Workers' compensation      $15,205,999   $ 9,837,535    $       --     $ 8,862,477    $16,181,057
     Property and casualty      16,832,409     5,652,133            --       8,706,921     13,777,621
                               -----------   -----------    ------------   -----------    -----------
        Total                  $32,038,408   $15,489,668    $       --     $17,569,398    $29,958,678
                               ===========   ===========    ==========================    ===========


The independent auditor's report on financial statement schedules should be read with this supplemental schedule.
                                                                                                                   40

                                                                      SCHEDULE II
                           UNITED GROCERS, INC. AND SUBSIDIARIES
                           -------------------------------------
                       VALUATION AND QUALIFYING ACCOUNTS (CONTINUED)
                       FOR THE THREE YEARS ENDED SEPTEMBER 27, 1996
                       ============================================

 Column A                       Column B      Column C       Column D       Column E
----------                     ----------    ----------     -------------  ----------
                                              Additions
                                Balance at    charged to    Deductions-    Balance at
                                beginning     costs and     net writeoffs    end of
Description                     of period      expenses      and payments    period
-----------                    -----------   -----------    -------------  ----------
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

















The independent auditor's report on financial statement schedules should be read with this supplemental schedule.
                                                                           41

                                                                                                     SCHEDULE V
                                         UNITED GROCERS, INC. AND SUBSIDIARIES
                                         SUPPLEMENTARY INFORMATION CONCERNING
                                        PROPERTY-CASUALTY INSURANCE OPERATIONS
                                     FOR THE THREE YEARS ENDED SEPTEMBER 27, 1996
                                     --------------------------------------------

 Column A                             Column B         Column C          Column E         Column F
-----------                          ----------       ------------     -----------      -----------
                                                      Reserves for
                                      Deferred        unpaid claims
                                       policy         and claims
                                     acquisition       adjustment        Unearned         Earned
Affiliation with Registrant             costs           expenses         premiums        premiums
---------------------------          -----------      -------------    -----------      -----------
Consolidated property -
 casualty entities:
  1996                               $   519,338      $29,561,657      $10,347,514      $19,781,425
  1995                                   471,064       29,958,678        8,735,486       21,581,735
  1994                                   432,192       32,038,408        8,518,168       18,192,765

                     Column G                 Column H                   Column I         Column J         Column K
                    ----------       -----------------------------     ------------     ------------      ----------
                                                                       Amortization
                                                                       of deferred      Paid claims
                       Net                 Claims and claim              policy          and claim
                    investment            adjustment expenses          acquisition       adjustment         Premiums
                      income               incurred related to            costs           expenses          written
                    ----------       ------------------------------    ------------     ------------      -----------
                                          (1)             (2)

                                     Current year     Prior years
                                     ------------     -----------
Consolidated property -
 casualty entities:
  1996              $ 3,219,591      $10,882,025      $ 2,504,066      $ 1,789,755      $13,386,090       $21,370,577
  1995                2,981,013       14,609,091          880,577        1,765,422       15,489,668        21,143,200
  1994                2,666,023       12,251,155         (558,021)       1,479,422       11,991,166        18,201,182


As to columns omitted, the answer is "none".




The independent auditor's report on financial statement schedules should be read with this supplemental schedule.

                                                                                                           42

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None
                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

    A. Identification of Directors:

      Name                  Age    Principal Occupation
      ----                  ---    --------------------
      Directors whose terms began in 1994 and expire in 1997:

  Raymond Nidiffer          67     President, C & K Markets, Inc.
  David D. Neal             46     President, SMN Company
  Peter J. O'Neal           52     President, Quality Food Investments, Inc.

      Directors whose terms began in 1995 and expire in 1998:

  Dick Leonard              57     President, L & L Market, Inc.
  Dean Ryan                 38     President, Topps Industries, Inc.
  Gordon Smith              51     President, Market Place Foods, Inc.

      Directors whose terms began in 1996 and expire in 1999:

   Robert A. Lamb           56     Partner, Lamb Lasko Partnership
   Ron Mansacola            60     President, Al Mansacola Grocery Market,
                                     Inc.
   H. Larry Montgomery      52     President, Larry's Market, Inc.

      Nominees for Director (three to be elected in 1997 for terms expiring in 2000):

  Kenneth W. Findley        57     Vice President, Bales Thriftway, Inc.
  Dennis Blasingame         48     Owner, Da Boys #2
  Craig Danielson           48     President, Dan, Inc. Oregon
  Gaylon Baese              59     President, Howards on Scholls, Inc.
  James Glassel             56     President, Fatewell, Inc.
  James Wiley               38     President, Wiley & Sons, Inc.



    B. Identification of Executive Officers:

       Name               Age     Offices Held                Officer Since
       ----               ---     ------------                -------------
       Alan C. Jones      54     President, Secretary, Treas.    1981
       John W. White      43     Vice President                  1988
       George P. Fleming  56     Assistant Secretary             1980


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

    F.  Involvement in Certain Legal Proceedings

        None

Item 11.  Executive Compensation

    A.  Remuneration

       The following table shows the compensation, during each of the years in the three year period ended September 27, 1996, earned by each of the Company's executive officers whose total annual salary and bonus for fiscal 1996 exceeded $100,000. The Company does not provide long term compensation to its executive officers other than retirement benefits, as discussed below.


Name of
Individual                  Annual Compensation                 All
and                                                           Other
Principal                                                   Compen-
Position              Year      Salary       Bonus          sation <F1>
----------            ----      ------       -----          -----------
Alan C. Jones         1996     $268,676     $ 60,000        $37,228
President,            1995      251,713       28,781         34,048
Chief Executive       1994      252,398       54,000         54,111
Officer


John W. White         1996      119,078       45,000          2,700
Vice President,       1995      112,195       38,000          2,767
Chief Financial       1994      108,959       35,000          4,823
Officer

<F1> Amounts shown for fiscal 1996 and 1995 include the dollar amount of insurance premiums paid by the Company with respect to term life insurance for the benefit of Mr. Jones, in the amount of $30,000 for 1996 and $27,000 for 1995. Such amounts also include matching contributions by the Company under the United Grocers Special 401(k) Savings Plan as follows: Mr. Jones, $7,228 and $7,048; Mr. White, $2,700 and $2,767. The Company provides Mr. Jones with a company car and a social membership at a local golf club.

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

    In the event Mr. Jones is terminated without cause during the term of the agreement, he will be entitled to receive payments for the remaining term of the agreement equal to 50% of his then-current base salary plus the annual premium for his life insurance policy. Further, Mr. Jones would be entitled to be covered under the Company's medical and dental plans for the remaining term of the agreement. As of September 27, 1996, the employment agreement had a remaining term of 12 months.

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


Annual                                  Pension Plan Table
Remuneration                           Years of Service <F1>
------------                           ---------------------
            10      15         20        25        30         35
 $50,000   $ 7,733  $11,600    $15,467   $19,333    $23,200   $27,067
 $75,000   $12,358  $18,537    $24,717   $30,896    $37,075   $43,254
$100,000   $16,983  $25,475    $33,967   $42,458    $50,950   $59,422
$125,000   $21,608  $32,412    $43,217   $54,021    $64,825   $75,629
$150,000   $26,233  $39,350    $52,467   $65,583    $78,700   $91,817

<F1> Under the present terms of the Company's retirement plan, the maximum salary level and number of years of service considered for the purposes of determining benefits are $150,000 and 35 years, respectively.



The number of years of service under the plan for the officers listed in the table on the preceding page is as follows:

                                                    Years of
                         Person                     Service
                         ------                     --------
                         Alan C. Jones               32
                         John W. White                9

       The amount of compensation used in calculation of pension benefits for Mr. Jones and Mr. White is the dollar amount shown under "salary" and "bonus," subject to plan limitations, in the table for Item 11, Section A. above.

     Amounts payable under the plan are not subject to deduction for social security or other offset amounts.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

       A.   Security Ownership of Certain Beneficial Owners

       The following table sets forth information as of December 22, 1996, regarding each person known to United to be the beneficial owner of more than 5 percent of United's Common Stock.


Title of Class    Name and address    Amount and nature of   Percent of
                of beneficial owner   beneficial ownership      class
--------------  -------------------   --------------------   ----------

United Grocers,  Raymond L. Nidiffer      55,482 shares<F1>  8.9% of class
Inc., Common     P. O. Box 730
Stock            Brookings, OR  97415


[FN]
<F1>   Includes 1,409 shares issuable as patronage dividendsithin 60 days.
Mr. Nidiffer has sole voting and investment power with respect to the shares indicated in the table.


       B.   Security Ownership of Management.

            As of December 22, 1996, the directors and nominees forelection as directors of United owned the indicated amounts of United's Common Stock, United's only class of voting security.

                                Amount of
                                Beneficial         Stock to           Percent
          Beneficial Owner      Ownership <F1><F2> be issued <F9>     of class
          ----------------      ------------------ --------------     --------
          Directors:

          Ray Nidiffer          54,073 shares        1,409 shares      8.9<F7>
          Dave Neal              4,000 shares          -0- shares       .6<F3>
          Peter J. O'Neal        4,174 shares           51 shares       .7

          Deano Ryan             4,263 shares          -0- shares       .7<F3>
          Gordon Smith           4,996 shares           27 shares       .8<F8>
          Dick Leonard           4,133 shares          -0- shares       .7
          Robert A. Lamb        13,472 shares           15 shares      2.2<F4>
          Ron Mancasola          6,376 shares           73 shares      1.0<F3>
          H. Larry Montgomery    2,862 shares           20 shares       .5<F3>

          Directors and
            officers as
            a group            98,349 shares        1,595 shares      16.1

          Nominees:

          Kenneth W. Findley    11,499 shares            0 shares      1.9<F6>
          Gaylon G. Baese        4,216 shares            0 shares       .7<F3>
          Craig T. Danielson    19,999 shares          268 shares      3.6<F5>
          Dennis Blasingame      1,699 shares           19 shares       .3<F3>
          James Glassel          1,073 shares           31 shares       .2<F3>
          James E. Wiley           200 shares           47 shares         <F3>
[FN]
<F1>      According to the bylaws, each stockholder of record is
          entitled to one vote and one vote only, irrespective of number of shares owned. All of the above-named individuals have only one vote, except for Messrs. Smith, Danielson, Lamb and Findley, who may be deemed to have more than one vote because they have interests in various entities that own shares.

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

<F6>      These shares are owned by a corporation in which Mr. Findley has a voting interest.

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

       In the ordinary course of business, United enters into prime leases and subleases property to qualified members. United presently is a party to subleases with entities affiliated with Ray Nidiffer, Craig Danielson, Ron Mancasola, Gaylon Baese and Robert Lamb, directors or nominees for director of United. At September 27, 1996, monthly payments due pursuant to the subleases were as follows:

       Danielson                        $91,049
       Nidiffer                         $51,660
       Mancasola                        $16,054
       Baese                            $20,078
       Lamb                             $47,841

       United guarantees members' indebtedness under certain conditions and loans money to members through its financing department. The Company has guaranteed certain loan obligations of C&K Market, Inc., a corporation owned and controlled by Ray Nidiffer, a director.

       During 1996, the company acquired one store in satisfaction of indebtedness from a corporation in which David Neal, a director, had an ownership interest.

  B.   Certain Business Relationships

       During fiscal year 1996, C&K Market, Inc., a corporation controlled by Ray Nidiffer, a director, purchased groceries and other products in the ordinary course of business from United in the amount of $89,279,472. United owns a 22% equity interest in C&K Market, Inc.

  C.   Indebtedness of Management

The following directors, officers, nominees or related persons or entities were indebted to United during the fiscal year ended September 27, 1996, or thereafter and prior to the date of this report:

                               Largest
                               aggregate
                            amount of debt
                              outstanding                            # of
                                during           Balance at         Notes
                              year ended        November 30,       & Rate of
Name of Debtor               September 27,          1996           Interest
                                 1996
--------------              ---------------     ------------       ---------

Quality Food Investments,
  Inc.                            75,000                -0-
Peter J O'Neal - Director

SMN Company                   14,948,277          1,567,065        1 @ 10.00%
David Neal -  Director

C & K Market, Inc.             6,901,839          1,653,480        3 @ 10.00%
Ray Nidiffer -  Director

Wiley & Sons, Inc.                27,304                -0-
James e. wiley - Nominee

Robert Lamb/Gale Lasko,
  Partnership
Robert Lamb, Director            233,101                -0-

Howard's on Scholls, Inc.      1,319,484                -0-
Gaylon Baese - Nominee


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

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)   Documents filed as part of the report

    1. The following financial statements are filed as part of this report:

    Independent Auditor's Report on Financial Statements
    Consolidated Balance Sheets
    Consolidated Statements of Income
    Consolidated Statements of Members' Equity
    Consolidated Statements of Cash Flows
    Notes to Consolidated Financial Statements
    Independent Auditor's Report on Supplemental Information
    Supplemental Information
    Independent Auditor's Report on Financial Statement Schedules

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

                                            UNITED GROCERS, INC.
                                                  (Registrant)



Dated:    December 24, 1996                 By:  /s/ Alan C. Jones

                                                Alan C. Jones
                                                President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Name                       Title                                 Date
   ----                       -----                                 ----

/s/ Alan C. Jones       President, Secretary and                  12-24-96
Alan C. Jones               Treasurer (Principal
                            executive officer)


/s/ John W. White       Vice President                            12-24-96
John W. White               (Principal financial officer
                             and principal accounting officer)


/s/ Robert A. Lamb*          Director                             12-24-96
Robert A. Lamb

/s/Peter J. O'Neal*
Peter J. O'Neal              Director                             12-24-96


/s/ David D. Neal*           Director                             12-24-96
David D. Neal


/s/ Harry R. (Dick) Leonard* Director                             12-24-96
Harry R. (Dick) Leonard



                             Director                             12-24-96
Deano Ryan


/s/ Gordon Smith*            Director                             12-24-96
Gordon Smith

/s/ Ron L. Mancasola*        Director                             12-24-96
Ron L. Mancasola

/s/ H. Larry Montgomery*     Director                             12-24-96
H. Larry Montgomery


/s/Raymond L. Nidiffer*      Director                             12-24-96
Raymond L. Nidiffer



*  By /s/ John W. White
          John W. White
          Attorney-in-fact

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

   Enclosed with this report is a copy of proxy soliciting material, including the form of proxy, sent to United's shareholders for the January 11, 1997 annual meeting.

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

/TABLE

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

4.C Copy of amended and restated credit agreement of May 31, 1995, among the registrant, United States National Bank of Oregon, and Seattle-First National Bank. (incorporated by reference to Exhibit 4-C to the registrant's Form 10-K for the fiscal year ended September 29, 1995).

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

4.F2 Copy of First Amendment to Loan Purchase and Servicing Agreement of May 13, 1994, dated as of July 15, 1994, among United Resources, Inc., the registrant, and National Consumer Cooperative Bank (incorporated by reference to Exhibit 4.F2 to the registrant's Form 10-K for the fiscal year ended September 30,
            1994).

4.F3 Copy of Second Amendment to Loan Purchase and Servicing Agreement of May 13, 1994, dated as of September 28, 1995, among United Resources, Inc., the registrant, and National Consumer Cooperative Bank.(incorporated by reference to Exhibit 4.F3 to the registrant's Form 10-K for the fiscal year ended September 29,
            1995).

4.F4 Copy of Loan Purchase and Servicing Agreement (Holdback Program) dated as of September 28, 1995, between United Resources, Inc., as Seller and Servicer, and National Consumer Cooperative Bank, as Buyer, and related guaranty agreement between the registrant and National Consumer Cooperation Bank.(incorporated by reference to
            Exhibit 4.F4 to the registrant's Form 10-K for the fiscal year ended September 29, 1995).

4.G Copy of Note Agreement dated October 10, 1994, between the registrant and Phoenix Home Life Mutual Insurance Company (incorporated by reference to Exhibit 4.G to the registrant's Form 10-K for the fiscal year ended September 30, 1994).

Pursuant to Item 601 (b)(4)(iii) of Regulation S-K, the registrant is not filing certain instruments with respect to its long-term debt because the amount authorized under any such instrument does not exceed 10 percent of the total consolidated assets of the registrant at September 27, 1996. The registrant agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

10.A1* Copy of United Grocers, Inc., pension plan and trust agreement dated as of October 1, 1985 (incorporated by reference to Exhibit 10-A to the registrant's registration statement on Form S-2, No. 33-11212).

10.A2* Copy of first amendment to United Grocers, Inc., pension plan and trust agreement dated as of October 1, 1987 (incorporated by reference to Exhibit 10-B to post effective amendment No. 1 to the registrant's registration statement on Form S-2, No. 33-11212).

10.A3* Copy of policy summary and related documents pertaining to a life insurance policy for Alan C. Jones, President of the registrant, purchased pursuant to the registrant's supplemental executive retirement plan (incorporated by reference to Exhibit 10-E to the registrant's Form 10-K for the fiscal year ended September 28,
            1990).

10.A4* Copy of registrant's executive deferred compensation plan (incorporated by reference to Exhibit 10-U to the registrant's Form 10-K for the fiscal year ended September 27, 1991).

10.B* Copy of executive compensation agreement dated March 1, 1991 (incorporated by reference to Exhibit 10-T to the registrant's Form 10-K for the fiscal year ended September 27, 1991).

10.C* Copy of binder of insurance with respect to indemnification of officers and directors (incorporated by reference to Exhibit 10.C to the registrant's Form 10-K for the fiscal year ended October 1,
            1993).

10.D1 Typical forms executed in connection with loans to members, including directors:

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

10.D1c Installment note.(incorporated by reference to Exhibit 10-D1c to the registrant's Form 10-K for the fiscal year ended September 29,
            1995).

10.D1d Renewal note for fixed rate loan.(incorporated by reference to Exhibit 10-D1d to the registrant's Form 10-K for the fiscal year ended September 29, 1995).

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

10.D1i Amendment to installment note and security agreements. (incorporated by reference to Exhibit 10-D1i to the registrant's Form 10-K for the fiscal year ended September 29, 1995).

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

Pursuant to Instruction 2 to Item 601 of Regulation S-K, the registrant has filed the forms listed above in lieu of filing each copy executed in connection with loans to directors. A schedule showing the principal amount and interest rate of each director loan at November 30, 1996, appears in Item 13.C of this Form 10-K. The registrant agrees to furnish a copy of any omitted loan document to the Securities and Exchange Commission upon request.

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

10.F1 Copy of sublease agreement for Troutdale store dated December 15, 1993, between the registrant and a partnership in which Robert A. Lamb, a nominee for director of the registrant, is a partner (incorporated by reference to Exhibit 10-F1 to the registrant's Form 10-K for the fiscal year ended September 29, 1995).

10.F2 Copy of sublease agreement for Wilsonville store dated June 25, 1991, between the registrant and a partnership in which Robert A. Lamb, a nominee for director of the registrant, is a partner (incorporated by reference to Exhibit 10-F2 to the registrant's Form 10-K for the fiscal year ended September 29, 1995).

10.G Copy of sublease agreement for Magalia store dated March 15, 1994, between the registrant and Al Mancasola Grocery Markets, Inc., a corporation controlled by Ronald L. Mancasola, a nominee for director of the registrant (incorporated by reference to Exhibit 10-G to the registrant's Form 10-K for the fiscal year ended September 29, 1995).

10.H1 Copy of sublease agreement for Silverton store effective as of December 14, 1994, between the registrant and a partnership in which David D. Neal, a director of the registrant, is a partner (incorporated by reference to Exhibit 10-H1 to the registrant's Form 10-K for the fiscal year ended September 29, 1995).

10.H2 Copy of assignment of real property sale contract dated February 20, 1985, by David D. Neal to the registrant
            (incorporated by reference to Exhibit 10-H2 to the registrant's Form 10-K for the fiscal year ended September 29, 1995).

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

12          Statement of Computation of Ratio of Adjusted Income to Fixed
            Charges.

22          Subsidiaries of the registrant.

24          Power of Attorney of certain directors of the registrant.

27          Financial Data Schedule.

* Denotes management contract or compensatory plan or arrangement.