Form 10-Q
period 1996-12-27
UNITED GROCERS INC /OR/
filed 1997-02-10
CIK 225966

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                For the quarterly period ended December 27, 1996

                         Commission File Number 2-60487

                              United Grocers, Inc.
             (Exact name of registrant as specified in its charter)

           Oregon                                          93-0301970
(State or other jurisdiction of                (IRS Employer identification No.)
 incorporation or organization)

                               6433 S.E. Lake Road
                                 P.O. Box 22187
                             Milwaukie, Oregon 97269
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (503) 833-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] .

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at February 7, 1997
Common shares, $5 par value                                 626,645 shares

                      UNITED GROCERS, INC. AND SUBSIDIARIES


                                      INDEX

                                                                           Pages

PART I:    Financial Information

    Item 1.    Financial Statements

               Consolidated Statements of Income
               for the quarters ended December 27,
               1996 and December 29, 1995                                   3

               Consolidated Balance Sheets as of
               December 27, 1996 and September 27, 1996                   4-5

               Consolidated Statement of Cash Flows
               for the quarters ended December 27, 1996
               and December 29, 1995                                      6-7

               Notes to the Consolidated Financial
               Statements                                                   8

    Item 2.    Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                             9-11


PART II:   Other Information

    Item 3.    Defaults Upon Senior Securities                             12

    Item 6.    Exhibits and Reports on Form 8-K                            12

    Signatures                                                             12

                      UNITED GROCERS, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                    Quarter                 Quarter
                                                     ended                   ended
                                               December 27, 1996       December 29, 1995
                                               -----------------      ------------------
Net sales and operations                            $331,840,876           $281,391,653
                                                    ------------           ------------

Costs and expenses:
 Cost of sales                                       287,785,689            243,513,761
 Operating expenses                                   33,313,640             26,451,095
 Selling and administrative expenses                   4,254,448              2,745,497
 Depreciation                                          1,767,210              1,557,012
 Interest:
  Interest expense                                     4,071,050              3,293,526
  Interest income                                     (1,000,497)            (1,356,670)
                                                    ------------           ------------

    Interest expense, net                              3,070,553              1,936,856
                                                    ------------           ------------

Total costs and expenses                             330,191,540            276,204,221
                                                    ------------           ------------

Income before members' allowances and
 patronage dividends, and income taxes                 1,649,336              5,187,432

Members' allowances                                   (2,729,432)            (2,934,560)

Members' patronage dividends                                --               (1,400,000)
                                                    ------------           ------------

(Loss) income before income taxes                     (1,080,096)               852,872

Benefit (provision) for income taxes                     378,200               (288,204)
                                                    ------------           ------------

    Net (loss) income                               $   (701,896)          $    564,668
                                                    ============           ============















The accompanying notes are an integral part of the consolidated financial statements.
                                           -3-

                      UNITED GROCERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                     (Unaudited)           (Audited)
ASSETS:                                           December 27, 1996   September 27, 1996
                                                  -----------------   ------------------
Current assets:
 Cash and cash equivalents                          $ 12,902,532           $ 16,509,866
 Investments maintained for
  insurance reserves                                  46,857,941             46,828,893
 Accounts and notes receivable                        77,815,617             78,571,016
 Inventories                                         102,294,073            105,420,187
 Other current assets                                  6,455,889              4,814,449
 Deferred income taxes                                 2,317,772              2,317,772
                                                    ------------           ------------

    Total current assets                             248,643,824            254,462,183
                                                    ------------           ------------

Non-current assets:
 Notes receivable                                     24,041,812             24,715,039
 Investment in affiliated companies                   12,477,107             12,477,107
 Other receivables and investments                     6,738,684              6,363,865
 Other non-current assets                             18,121,457             17,223,023
                                                    ------------           ------------

    Total non-current assets                          61,379,060             60,779,034
                                                    ------------           ------------

Property, plant and equipment -
 (Net of accumulated depreciation)                    70,985,739             68,902,737
                                                    ------------           ------------

    Total                                           $381,008,623           $384,143,954
                                                    ============           ============























The accompanying notes are an integral part of the consolidated financial statements.
                                           -4-

                      UNITED GROCERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                    (Unaudited)              (Audited)
LIABILITIES AND MEMBERS' EQUITY                  December 27, 1996     September 27, 1996
                                                 -----------------     ------------------
Current liabilities:
 Notes payable - bank                               $ 59,913,174           $ 61,173,867
 Accounts payable                                     79,918,892             82,076,707
 Insurance reserves supported
  by investments                                      29,954,644             29,561,657
 Compensation and taxes payable                        5,753,646              5,021,977
 Other accrued expenses                                4,660,768              5,130,182
 Members' patronage payable                                 --                3,200,110
 Current installments on long-term
  liabilities                                          9,066,919              9,073,983
                                                    ------------           ------------

    Total current liabilities                        189,268,043            195,238,483

Long-term liabilities                                146,918,512            143,134,105

Deferred income taxes                                  3,312,267              3,312,267

Deferred income                                          961,784              1,000,026
                                                    ------------           ------------

        Total liabilities                            340,460,606            342,684,881
                                                    ------------           ------------

Members' equity:
 Common stock (authorized 10,000,000
  shares at $5.00 par value; issued
  and outstanding, 634,061 shares at
  December 27, 1996 and 638,451 shares
  at September 27, 1996)                               3,170,305              3,192,255
 Additional paid-in capital                           24,057,395             24,224,262
 Retained earnings                                    13,058,213             13,842,966
 Unrealized gain on investments                          262,104                199,590
                                                    ------------           ------------

    Total members' equity                             40,548,017             41,459,073
                                                    ------------           ------------

    Total                                           $381,008,623           $384,143,954
                                                    ============           ============












The accompanying notes are an integral part of the consolidated financial statements.
                                           -5-

                      UNITED GROCERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Quarter ended
                                                  December 27, 1996       December 29, 1995
                                                  -----------------       ------------------
Cash flows from operating activities:
 Net (loss) income                                  $   (701,896)          $    564,668
 Adjustments to reconcile net (loss)
  income to net cash provided by
  (used in) operating activities:
   Depreciation                                        1,767,210              1,557,012
    Provision for doubtful accounts
     and notes                                           601,211                504,657
    Loss (gain) on sale of assets                         40,291                (65,881)
    Decrease (increase) in non-cash
     current assets:
      Accounts and notes receivable                   (3,495,429)            10,999,935
      Inventories                                      3,126,114                314,482
      Other current assets                            (1,641,441)            (5,975,205)
    Increase (decrease) in non-cash current liabilities:
      Accounts payable and insurance
       reserves                                       (1,764,826)             7,386,451
      Compensation and taxes payable                     731,669             (1,762,985)
      Other accrued expenses                            (469,414)               (85,335)
      Members' patronage payable                      (3,200,110)            (5,090,342)
    Decrease (increase) in other
     non-current assets                               (1,273,254)            (3,827,841)
                                                    ------------           ------------

           Net cash provided by (used in)
            operating activities                      (6,279,875)             4,519,616
                                                    ------------           ------------

Cash flows from investing activities:
 Loans to members                                     (3,317,063)            (5,143,948)
 Collections on loans to members                       2,347,083                447,815
 Proceeds from sale of member loans                    5,292,825              3,441,566
 Redemption of investments                             2,760,000              1,175,240
 Purchase of investments                              (2,726,534)            (3,078,587)
 Sale of property/plant/equipment                        647,611              6,423,546
 Purchase-property/plant/equipment                    (4,576,355)            (6,184,123)
 Purchase of business combination                           --              (23,251,791)
                                                    ------------           ------------

           Net cash provided by (used in)
            investing activities                         427,567            (26,170,282)
                                                    ------------           ------------









The accompanying notes are an integral part of the consolidated financial statements.
                                           -6-

                      UNITED GROCERS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                Quarter ended
                                                 December 27, 1996        December 29, 1995
                                                 -----------------        -----------------
Cash flows from financing activities:
 Sale of common stock                               $     44,803           $    119,000
 Repurchase of common stock                             (316,479)              (246,404)
 Proceeds of long-term liabilities:
  Revolving bank lines of credit                     325,800,000            274,200,000
  Mortgages and notes                                  8,400,000              3,231,073
  Redeemable notes and certificates                    1,115,700              3,608,000
 Repayment of long-term liabilities:
  Revolving bank lines of credit                    (327,060,693)          (243,436,557)
  Mortgages and notes                                 (3,599,157)            (2,856,758)
  Redeemable notes and certificates                   (2,139,200)            (4,532,400)
                                                    ------------           ------------

        Net cash provided by (used in)
         financing activities                          2,244,974             30,085,954
                                                    ------------           ------------

        Net increase (decrease) in cash
         and cash equivalents                         (3,607,334)             8,435,288

Cash and cash equivalents, beginning
 of year                                              16,509,866             13,045,456
                                                    ------------           ------------

Cash and cash equivalents, end of
 quarter                                            $ 12,902,532           $ 21,480,744
                                                    ============           ============
























The accompanying notes are an integral part of the consolidated financial statements.
                                           -7-

                      UNITED GROCERS, INC. AND SUBSIDIARIES
                     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1.   MANAGEMENT'S STATEMENT

    In the opinion of management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of United Grocers, Inc. and Subsidiaries (the Company) at December 27, 1996 and the results of operations for the quarterly periods ended December 27, 1996 and December 29, 1995 and cash flows for the quarterly periods ended December 27, 1996 and December 29, 1995. The Notes to the Consolidated Financial Statements which are contained in the 1996 Annual Report to Shareholders and incorporated by reference into the 1996 Form 10-K should be read in conjunction with these Consolidated Financial Statements.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Three months ended December 27, 1996 ("1997") compared to three months ended December 29, 1995 ("1996").

RESULTS OF OPERATIONS

ACQUISITION

During the quarter ended December 29, 1995, the Registrant completed the purchase of the wholesale operations of Bay Area Foods, Inc., doing business as Market Wholesale Grocery ("Market Wholesale"). The purchase involved acquiring inventory, equipment and other assets and assuming certain liabilities.

OVERVIEW

In 1997, net sales and operations increased 17.9% to $331.8 million. This compares to a 15.7% increase in 1996 to $281.4 million. Net income before member allowances, patronage dividends, and income taxes decreased $3.5 million to $1.6 million (0.5% of sales). This compares to a net income of $5.2 million (1.8% of sales) in 1996.

During 1997, the increase in net sales and operations was due primarily to the additional volume associated with Market Wholesale operations. Without the volume from the new acquisition, there was a slight decrease in volume. Other factors included increased written premiums in the insurance segment, and lower sales volume from the retail store operations. Profitability decreased due to the increased expenses in the distribution segment, slightly higher retail store losses and increased expense ratios in the insurance segment.

NET SALES AND OPERATIONS

Warehouse and Cash & Carry distribution segment sales increased 32.0% to $310.3 million, reflecting the addition of Market Wholesale volume. Apart from the addition of Market Wholesale, 1997 warehouse sales to members decreased 3.5% from 1996. Cash & Carry sales increased 8.9%, due to higher unit volumes (3.8%) and sales at new units (5.1%).

Insurance segment's net premiums, commissions and fees increased 3.0% in 1997 to $5.8 million, primarily due to increased market penetration.

COSTS AND EXPENSES

During 1996, the Registrant began to recognize the expenses of post-retirement medical benefits for employees, as outlined in FASB 106. The impact on the quarterly results was an increase in expense of approximately $165,000.

In 1997, total costs and expenses increased $54.0 million to $330.2 million (99.5% of sales). This compares to $276.2 million (98.2% of sales) in 1996. The components of costs and expenses are outlined below:

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                            For the three months ended
                                           12/27/96                12/29/95
Costs and expenses as a percent of
  net sales and operations:
  Cost of sales                                86.7 %                 86.5 %
  Operating expenses                           10.1                    9.4
  Selling and administrative expenses           1.3                    1.0
  Depreciation and amortization                 0.5                    0.6
  Interest expense, net                         0.9                    0.7
                                              -----                  -----

        Total                                  99.5 %                 98.2 %
                                              =====                  =====

Cost of sales as a percent of net sales and operations increased to 86.7% in 1997 from 86.5% in 1996 primarily due to a reduction in retail store sales along with increased loss ratios in the insurance segment.

Operating expenses as a percent of net sales and operations increased 0.7% to 10.1% in 1997 due to increased operating expenses in the distribution segment.

MEMBER ALLOWANCES AND PATRONAGE DIVIDENDS

In 1997, member allowances and patronage dividends were $2.7 million (0.8% of sales). This compares to $4.3 million (1.5% of sales) in 1996. The decrease is primarily due to lower income available for patronage distribution.

NET INCOME AND INCOME TAXES

Net loss in 1997 after member allowances, patronage dividends, and before taxes was $1.1 million (0.3% of sales). In 1996, net income after member allowances, patronage dividends, and before taxes was $0.9 million (0.3% of sales). Net loss after income tax benefit was $0.7 million (0.2% of sales) in 1997, compared to net income of $0.6 million (0.2% of sales) in 1996.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

In 1997, the Company used $6.3 million in cash in its operations, compared to $4.5 million in cash provided by operations in 1996. Merchandise inventory decreases from warehouse consolidations were offset by increases in accounts receivable and decreases in payables and insurance reserves.

CASH FLOWS FROM INVESTING ACTIVITIES

In 1997, the Company provided $0.4 million in cash from investing activities. This compares to the $26.2 million in cash used by investing activities in 1996. The main components of the shift in the cash flow from investing activities was the $23.3 million business combination in 1996.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOWS FROM FINANCING ACTIVITIES

In 1997, the Company's financing activities provided $2.2 million in cash compared to $30.6 million in 1996. In 1997, cash was primarily provided through utilization of additional notes payable. Cash, in 1996, was primarily provided through the utilization of the Company's bank credit lines.

FINANCIAL COVENANTS

The Company was out of compliance with its fixed charge financial covenant with certain lenders as of December 27, 1996. Discussions are occurring with the Company's lenders to amend its credit agreements with regards to the fixed charge covenant ratio.

                           Part II. OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities

The Company's loan agreements with banks and other lenders require that it maintain certain financial ratios. The Company's ratio of earnings to fixed charges has fallen below the level required by the agreements, which constitutes an event of default under certain of the agreements. The Company has notified its lenders of the situation and met on February 6 to discuss a resolution. None of the lenders had indicated that they will take any action on account of the Company's noncompliance with the financial ratio covenant.

Item 6.    Exhibits and Reports on Form 8-K.

(a)     None.

(b) No Form 8-K was filed during the quarter for which this report is filed.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February 7, 1997                                 UNITED GROCERS, INC.
       ----------------                                 --------------------
                                                        (Registrant)


                                                        By  /s/ John W. White
                                                        John W. White
                                                        Vice-President
                                                        (Principal Accounting
                                                         Officer)