Form 10-Q/A
period 1996-12-27
UNITED GROCERS INC /OR/
filed 1997-04-07
CIK 225966

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 AMENDMENT NO. 1
                                   FORM 10-Q/A


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

(a) Exhibits are listed on the attached Exhibit Index following the signature page of this report.

(b) No report on Form 8-K was filed during the quarter for which this report is filed.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  April 4, 1997                                    UNITED GROCERS, INC.
                                                        (Registrant)


                                                        By  /s/ John W. White
                                                        John W. White
                                                        Vice-President
                                                        (Principal Accounting
                                                        Officer)

                                 EXHIBIT INDEX


Exhibit No.                 Description
-----------                 -----------
    27                      Financial Data Schedule