Form 10-Q
period 1997-03-28
UNITED GROCERS INC /OR/
filed 1997-05-12
CIK 225966

UNITED GROCERS, INC., AND SUBSIDIARIES



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended March 28, 1997

                         Commission File Number 2-60487

                              United Grocers, Inc.
(Exact name of registrant as specified in its charter)

           Oregon                                          93-0301970
(State or other jurisdiction of                (IRS Employer identification No.)
 incorporation or organization)

                     6433 S.E. Lake Road (Milwaukie, Oregon)
                                 P.O. Box 22187
                             Portland, Oregon 97222
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

          Class                                  Outstanding at May 12, 1997
Common shares, $5 par value                               605,748 shares

                      UNITED GROCERS, INC. AND SUBSIDIARIES


                                      INDEX

                                                                           Pages

PART I:    Financial Information

    Item 1.    Financial Statements

               Consolidated Statements of Income for
               the quarters and year-to-date periods
               ended March 28, 1997 and March 29, 1996                       3-4

               Consolidated Balance Sheets as of
               March 28, 1997 and September 27, 1996                         5-6

               Consolidated Statements of Cash Flows
               for the year-to-date periods ended
               March 28, 1997 and March 29, 1996                             7-8

               Notes to the Consolidated Financial
               Statements                                                      9

    Item 2.    Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                               10-12


PART II:   Other Information

    Item 3                                                                    12

    Item 4                                                                    13

    Item 5                                                                    13

    Item 6                                                                    13

    Signature                                                                 13


Financial Data Schedule                                                       14

                      UNITED GROCERS, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                    Quarter                 Quarter
                                                     ended                   ended
                                                March 28, 1997          March 29, 1996
                                               ----------------        ---------------
Net sales and operations                            $319,750,680           $318,112,753
                                                    ------------           ------------

Costs and expenses:
 Cost of sales                                       274,411,603            272,468,918
 Operating expenses                                   32,377,438             35,728,916
 Selling and administrative expenses                   3,811,304              2,278,526
 Depreciation                                          1,811,776              1,426,764
 Interest:
  Interest expense                                     4,351,752              3,723,645
  Interest income                                     (1,198,279)            (1,369,891)
                                                    ------------           ------------

    Interest expense, net                              3,153,473              2,353,754
                                                    ------------           ------------

Total costs and expenses                             315,565,594            314,256,878
                                                    ------------           ------------

Income before members' allowances and
 patronage dividends, and income taxes                 4,185,086              3,855,875

Members' allowances                                   (2,471,826)            (2,888,674)

Members' patronage dividends                                --                 (400,000)
                                                    ------------           ------------

Income before income taxes                             1,713,260                567,201

Provision for income taxes                              (599,800)              (202,811)
                                                    ------------           ------------

    Net income                                      $  1,113,460           $    364,390
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

                      UNITED GROCERS, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                             Year-to-date        Year-to-date
                                             period ended        period ended
                                                March 28, 1997          March 29, 1996
                                               ----------------        ---------------
Net sales and operations                            $651,591,556           $599,504,406
                                                    ------------           ------------

Costs and expenses:
 Cost of sales                                       562,197,292            516,833,035
 Operating expenses                                   65,691,078             61,329,655
 Selling and administrative expenses                   8,065,752              5,024,023
 Depreciation                                          3,578,986              2,983,776
 Interest:
  Interest expense                                     8,422,802              7,017,171
  Interest income                                     (2,198,776)            (2,726,561)
                                                    ------------           ------------

    Interest expense, net                              6,224,026              4,290,610
                                                    ------------           ------------

Total costs and expenses                             645,757,134            590,461,099
                                                    ------------           ------------

Income before members' allowances and
 patronage dividends, and income taxes                 5,834,422              9,043,307

Members' allowances                                   (5,201,258)            (5,823,234)

Members' patronage dividends                                --               (1,800,000)
                                                    ------------           ------------

Income before income taxes                               633,164              1,420,073

Provision for income taxes                              (221,600)              (491,015)
                                                    ------------           ------------

    Net income                                      $    411,564           $    929,058
                                                    ============           ============




The accompanying notes are an integral part of the consolidated financial statements.

                      UNITED GROCERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                    (Unaudited)              (Audited)
ASSETS:                                             March 28, 1997      September 27, 1996
Current assets:
 Cash and cash equivalents                          $ 12,937,967           $ 16,509,866
 Investments maintained for
  insurance reserves                                  46,899,861             46,828,893
 Accounts and notes receivable                        78,635,681             78,571,016
 Inventories                                         101,063,008            105,420,187
 Other current assets                                  7,435,020              4,814,449
 Deferred income taxes                                 2,317,772              2,317,772
                                                    ------------           ------------

    Total current assets                             249,289,309            254,462,183
                                                    ------------           ------------

Non-current assets:
 Notes receivable                                     20,301,561             24,715,039
 Investment in affiliated companies                   12,477,107             12,477,107
 Other receivables and investments                     6,712,926              6,363,865
 Other non-current assets                             19,273,051             17,223,023
                                                    ------------           ------------

    Total non-current assets                          58,764,645             60,779,034
                                                    ------------           ------------

Property, plant and equipment -
 (Net of accumulated depreciation)                    72,749,836             68,902,737
                                                    ------------           ------------

    Total                                           $380,803,790           $384,143,954
                                                    ============           ============




The accompanying notes are an integral part of the consolidated financial statements.

                      UNITED GROCERS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                    (Unaudited)              (Audited)
LIABILITIES AND MEMBERS' EQUITY                    March 28, 1997    September 27, 1996
Current liabilities:
 Notes payable - bank                               $ 63,394,593           $ 61,173,867
 Accounts payable                                     85,993,041             82,076,707
 Insurance reserves supported
  by investments                                      29,266,751             29,561,657
 Compensation and taxes payable                        5,784,282              5,021,977
 Other accrued expenses                                4,940,494              5,130,182
 Members' patronage payable                                 --                3,200,110
 Current installments on long-term
  liabilities                                          9,075,759              9,073,983
                                                    ------------           ------------

    Total current liabilities                        198,454,920            195,238,483

Long-term liabilities                                137,758,035            143,134,105

Deferred income taxes                                  3,312,267              3,312,267

Deferred income                                          923,547              1,000,026
                                                    ------------           ------------

        Total liabilities                            340,448,769            342,684,881
                                                    ------------           ------------

Members' equity:
 Common stock (authorized 10,000,000
  shares at $5.00 par value; issued
  and outstanding, 614,984 shares at
  March 28, 1997 and 638,451 shares
  at September 27, 1996)                               3,074,920              3,192,255
 Additional paid-in capital                           23,426,868             24,224,262
 Retained earnings                                    13,720,577             13,842,966
 Unrealized gain on investments                          132,656                199,590
                                                    ------------           ------------

    Total members' equity                             40,355,021             41,459,073
                                                    ------------           ------------

    Total                                           $380,803,790           $384,143,954
                                                    ============           ============




The accompanying notes are an integral part of the consolidated financial statements.

                      UNITED GROCERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Year-to-date period ended
                                                  March 28, 1997         March 29, 1996
Cash flows from operating activities:
 Net income                                         $    411,564           $    929,058
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
   Depreciation                                        3,578,986              2,983,776
    Provision for doubtful accounts
     and notes                                         1,187,718              1,145,268
    Gain on sale of assets                                (1,849)              (113,418)
    Decrease (increase) in non-cash
     current assets:
      Accounts and notes receivable                   (2,481,773)            12,275,307
      Inventories                                      4,357,179              1,975,899
      Other current assets                            (2,620,571)            (1,779,274)
    Increase (decrease) in non-cash current liabilities:
      Accounts payable and insurance
       reserves                                        3,621,430            (13,813,381)
      Compensation and taxes payable                     762,305                466,020
      Other accrued expenses                            (189,688)            (1,565,593)
      Members' patronage payable                      (3,200,110)            (4,357,818)
    Decrease (increase) in other
     non-current assets                               (2,399,089)            (2,828,278)
                                                    ------------           ------------

           Net cash provided by (used in)
            operating activities                       3,026,102             (4,682,434)
                                                    ------------           ------------

Cash flows from investing activities:
 Loans to members                                     (6,012,848)            (9,975,193)
 Collections on loans to members                       3,373,030                427,975
 Proceeds from sale of member loans                    8,282,686              2,898,369
 Redemption of investments                             4,004,570              1,175,240
 Purchase of investments                              (4,142,472)            (5,532,396)
 Sale of property/plant/equipment                      4,188,606              6,423,546
 Purchase-property/plant/equipment                   (11,689,321)            (7,731,233)
 Purchase of business combination                           --              (23,251,791)
                                                    ------------           ------------

           Net cash provided by (used in)
            investing activities                      (1,995,749)           (35,565,483)
                                                    ------------           ------------




The accompanying notes are an integral part of the consolidated financial statements.

                      UNITED GROCERS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                       Year-to-date period ended
                                                    March 28, 1997        March 29, 1996
Cash flows from financing activities:
 Sale of common stock                               $     44,803           $    306,962
 Repurchase of common stock                           (1,493,487)              (908,889)
 Proceeds of long-term liabilities:
  Revolving bank lines of credit                     675,800,000            499,400,000
  Mortgages and notes                                  8,400,000              2,018,592
  Redeemable notes and certificates                    9,281,700             10,214,200
 Repayment of long-term liabilities:
  Revolving bank lines of credit                    (673,579,274)          (460,945,661)
  Mortgages and notes                                 (5,661,297)            (2,358,261)
  Redeemable notes and certificates                  (17,394,697)            (9,177,200)
                                                    ------------           ------------

        Net cash provided by (used in)
         financing activities                         (4,602,252)            38,549,743
                                                    ------------           ------------

        Net increase (decrease) in cash
         and cash equivalents                         (3,571,899)            (1,698,174)

Cash and cash equivalents, beginning
 of year                                              16,509,866             13,045,456
                                                    ------------           ------------

Cash and cash equivalents, end of
 period-to-date                                     $ 12,937,967           $ 11,347,282
                                                    ============           ============




The accompanying notes are an integral part of the consolidated financial statements.

                      UNITED GROCERS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1.   MANAGEMENT'S STATEMENT

    In the opinion of management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of United Grocers, Inc. and Subsidiaries (the Company) at March 28, 1997 and the results of operations for the quarterly and year-to-date periods ended March 28, 1997 and March 29, 1996 and cash flows for the year-to-date periods ended March 28, 1997 and March 29, 1996. The Notes to the Consolidated Financial Statements which are contained in the 1996 Annual Report to Shareholders and incorporated by reference into the 1996 Form 10-K should be read in conjunction with these Consolidated Financial Statements.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Six months ended March 28, 1997 ("1997") compared to six months ended March 29, 1996 ("1996").

RESULTS OF OPERATIONS

OVERVIEW

In 1997, net sales and operations increased 8.7% to 651.6 million. This compares to a 22.0% increase in 1996 to $599.5 million. Net income before member allowances, patronage dividends, and income taxes decreased $3.2 million to $5.8 million (0.9% of sales). This compares to a net income of $9.0 million (1.5% of sales) in 1996.

During 1997, the increase in net sales and operations was due primarily to the additional volume associated with the operations of the wholesale division of Bay Area Foods, Inc., dba Market Wholesale Grocery ("Market Wholesale"), which was acquired in fiscal year 1996. Without the volume from the new acquisition, there was a slight decrease in volume. Other factors included increased written premiums in the insurance segment, and lower sales volume from the retail store operations.

Profitability decreased due to declining sales volume in the member distribution segment, higher software amortization expense, higher net interest expense and reserves for warehouse consolidation activities. The Company also realized slightly higher retail store losses and increased expense ratios in the insurance segment.

NET SALES AND OPERATIONS

Warehouse and Cash & Carry distribution segment sales increased 10.8% to $637.4 million, reflecting the addition of Market Wholesale volume. Apart from the addition of Market Wholesale, 1997 warehouse sales to members decreased 4.4% from 1996. Cash & Carry sales increased 6.5%, due to higher unit volumes (2.5%) and sales at new units (4.0%).

Insurance segment's net premiums, commissions and fees increased 0.6% in 1997 to $11.3 million, primarily due to increased market penetration.

COSTS AND EXPENSES

During 1996, the Registrant began to recognize the expenses of post-retirement medical benefits for employees, as outlined in FASB 106. The impact on the year-to-date results was an increase in expense of approximately $330,000.

In 1997, total costs and expenses increased $55.3 million to $645.8 million (99.1% of sales). This compares to $590.5 million (98.5% of sales) in 1996. The components of costs and expenses are outlined below:

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                          For the six months ended
                                                    March 28, 1997         March 29, 1996
Costs and expenses as a percent of net
 sales and operations:
  Cost of sales                                         86.3%                  86.2%
  Operating expenses                                    10.1                   10.2
  Selling and administrative expenses                    1.2                    0.8
  Depreciation and amortization                          0.5                    0.5
  Interest expense, net                                  1.0                    0.8
                                                       -----                  -----

        Total                                           99.1 %                 98.5 %
                                                       =====                  =====

Cost of sales as a percent of net sales and operations increased to 86.3% in 1997 from 86.2% in 1996 primarily due to a reduction in retail store sales along with increased loss ratios in the insurance segment.

Operating expenses as a percent of net sales and operations decreased 0.1% to 10.1% in 1997 due to decreased operating expenses in the distribution segment.

MEMBER ALLOWANCES AND PATRONAGE DIVIDENDS

In 1997, member allowances and patronage dividends were $5.2 million (0.8% of sales). This compares to $7.6 million (1.3% of sales) in 1996. The decrease is primarily due to lower income available for patronage distribution.

NET INCOME AND INCOME TAXES

Net income in 1997 after member allowances and patronage dividends, and before taxes was $0.6 million (0.1% of sales). In 1996, income after member allowances, patronage dividends, and before taxes was $1.4 million (0.2% of sales). Net income after income tax expense was $0.4 million (0.6% of sales) in 1997, compared to net income of $0.9 million (0.2% of sales) in 1996.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

In 1997, the Company was provided $3.0 million in cash from its operations, compared to $4.7 million in cash used by operations in 1996. Merchandise inventory decreases from warehouse consolidations were complemented by increases in accounts payable and insurance reserves.

CASH FLOWS FROM INVESTING ACTIVITIES

In 1997, the Company used $2.0 million in cash from investing activities. This compares to the $35.6 million in cash used by investing activities in 1996. The main components of the shift in the cash flow from investing activities was the $23.3 million business combination in 1996.

Part I

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOWS FROM FINANCING ACTIVITIES

In 1997, the Company's financing activities used $4.6 million in cash compared to being provided $38.5 million in 1996. Cash in 1996 was primarily provided through the utilization of the Company's bank credit lines. In 1997, cash was primarily provided through the utilization of additional notes payable.

FINANCIAL COVENANTS

The Company was out of compliance under its fixed charge financial covenant with certain lenders as of March 28, 1997. Discussions are continuing with the Company's lenders to amend its credit agreements with regards to the fixed charge covenant ratio.

Part II

Item 3.                      DEFAULTS UPON SENIOR SECURITIES

The Company's loan agreements with banks and other lenders require that it maintain certain financial ratios. The Company's ratio of earnings to fixed charges has fallen below the level required by two senior note agreements with insurance companies, which caused the Company to remain out of compliance on these ratios. Knowledge by the Company's officers that the Company has failed to maintain the required ratio constitutes an event of default under certain of the agreements. Discussions to waive the ratio default and amend the existing agreements are continuing. As of April 30, 1997, none of the lenders had indicated that it would take any action on account of the Company's noncompliance with the financial ratio covenant.

                           Part II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

At the annual meeting of the shareholders on January 11, 1997, Gaylon Baese, Ken Findley, and Jim Glassel were elected as directors. Dick Leonard, Dean Ryan, Robert Lamb, Ron Mancasola, and H. Larry Montgomery will continue their terms of office as directors. The number of votes cast for each nominee for director was as follows: Gaylon Baese - 84; Ken Findley - 93; Jim Glassel - 113; Dennis Blasingame - 68; Craig Danielson - 78; Jim Wiley - 56.

Item 5.    Other Information

The Company has agreed to exchange certain business information with Associated Grocers, Inc., for the purpose of evaluating the feasibility of a business combination among both companies, including a potential merger.

Item 6.    Exhibits and Reports on Form 8-K.

(a)     Exhibit 27 - Financial Data Schedule

(b)     None.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 12, 1997                                     UNITED GROCERS, INC.
       ------------                                     --------------------
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