Form 10-K/A
period 1996-09-27
UNITED GROCERS INC /OR/
filed 1997-07-11
CIK 225966

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-K/A

                             Amendment Number One to
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


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

       In the ordinary course of business, United enters into prime leases and subleases property to qualified members. United presently is a party to subleases with entities affiliated with Ray Nidiffer, Craig Danielson, Ron Mancasola, Gaylon Baese and Robert Lamb, who were directors or nominees for director of United in fiscal year 1996. At September 27, 1996, monthly payments due pursuant to the subleases were as follows:

       Danielson                        $91,049
       Nidiffer                         $51,660
       Mancasola                        $16,054
       Baese                            $20,078
       Lamb                             $47,841

       United guarantees members' indebtedness under certain conditions and loans money to members through its financing department. The Company has guaranteed certain loan obligations of C&K Markets, Inc., a corporation owned and controlled by Ray Nidiffer, who was a director in fiscal year 1996. In addition, United agreed to pay to C&K Markets, Inc., an amount up to $165,808 over three years as a rebate for an increased volume of purchases by C&K Markets, Inc.

       During  1996,  the  company   acquired  one  store  in   satisfaction  of
indebtedness from a corporation in which David Neal, a director in fiscal year 1996, had an ownership interest.

  B.   Certain Business Relationships

       During fiscal year 1996, C&K Markets, Inc., a corporation controlled by Ray Nidiffer, a director in fiscal year 1996, purchased groceries and other products in the ordinary course of business from United in the amount of $89,279,472. As noted above, United has agreed to rebate certain payments in exchange for increased purchases. United owned a 22% equity interest in C&K Markets, Inc., in fiscal year 1996.

  C.   Indebtedness of Management

The following directors, officers, nominees or related persons or entities were indebted to United during the fiscal year ended September 27, 1996, or thereafter and prior to December 27, 1996:

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)   Documents filed as part of the report

    1. The following financial statements were previously filed as part of this report:

    Independent Auditor's Report on Financial Statements Consolidated Balance Sheets Consolidated Statements of Income Consolidated Statements of Members' Equity Consolidated Statements of Cash Flows Notes to Consolidated Financial Statements Independent Auditor's Report on Supplemental Information Supplemental Information Independent Auditor's Report on Financial Statement Schedules

    2. The following financial statement schedules were previously filed as part of this report:

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

                                            UNITED GROCERS, INC.
                                                  (Registrant)



Dated:    July 11, 1997                   By:  /s/ John W. White

                                                 John W. White
                                                 Vice President


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Name                       Title                                  Date
   ----                       -----                                  ----

/s/ Charles E. Carlbom  Acting President,                        July 11, 1997
                            (Principal
                             executive officer)


/s/ John W. White       Vice President                           July 11, 1997
John W. White               (Principal financial officer
                             and principal accounting officer)


/s/ Robert A. Lamb*          Director
Robert A. Lamb                                                   July 11, 1997


/s/ Harry R. (Dick) Leonard* Director                            July 11, 1997
Harry R. (Dick) Leonard


/s/ Dean Ryan                Director                            July 11, 1997
Dean Ryan


/s/ Gordon Smith*            Director                            July 11, 1997
Gordon Smith


/s/ Ron L. Mancasola*        Director                            July 11, 1997
Ron L. Mancasola


/s/ H. Larry Montgomery*     Director                            July 11, 1997
H. Larry Montgomery


/s/ Gaylon Baese*            Director                            July 11, 1997
Gaylon Baese


/s/ Ken Findley*             Director                            July 11, 1997
Ken Findley


/s/ Jim Glassel*             Director                            July 11, 1997
Jim Glassel



*  By /s/ John W. White
          John W. White
          Attorney-in-fact

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

4.F2 Copy of First Amendment to Loan Purchase and Servicing Agreement of May 13, 1994, dated as of July 15, 1994, among United Resources, Inc., the registrant, and National Consumer Cooperative Bank (incorporated by reference to Exhibit 4.F2 to the registrant's Form 10-K for the fiscal year ended September 30,
            1994).

4.F3 Copy of Second Amendment to Loan Purchase and Servicing Agreement of May 13, 1994, dated as of September 28, 1995, among United Resources, Inc., the registrant, and National Consumer Cooperative Bank.(incorporated by reference to Exhibit 4.F3 to the registrant's Form 10-K for the fiscal year ended September 29,
            1995).

4.F4 Copy of Loan Purchase and Servicing Agreement (Holdback Program) dated as of September 28, 1995, between United Resources, Inc., as Seller and Servicer, and National Consumer Cooperative Bank, as Buyer, and related guaranty agreement between the registrant and National Consumer Cooperation Bank (incorporated by reference to
            Exhibit 4.F4 to the registrant's Form 10-K for the fiscal year ended September 29, 1995).

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

10.E1 Copy of sublease agreement for Aloha store dated January 3, 1994, between the registrant and CTD, L.L.C., a limited liability company controlled by Craig T. Danielson (incorporated by reference to Exhibit 10.E to the registrant's Form 10-Q for the quarterly period ended April 1, 1994).

10.E2 Copy of sublease agreement for Tigard store dated January 3, 1994, between the registrant and CTD, L.L.C., a limited liability company controlled by Craig T. Danielson (incorporated by reference to Exhibit 10.D to the registrant's Form 10-Q for the quarterly period ended April 1, 1994).

10.E3 Copy of sublease agreement for Sandy store dated May 4, 1994, between the registrant and Dan Inc Oregon, a corporation controlled by Craig T. Danielson (incorporated by reference to Exhibit 10.G3 to the registrant's Form 10-K for the fiscal year ended September 30,
            1994).

10.E4 Copy of Asset Purchase and Sale Agreement dated May 4, 1994, for Sandy store between the registrant and Dan Inc Oregon, a corporation controlled by Craig T. Danielson (incorporated by reference to Exhibit 10.G4 to the registrant's Form 10-K for the fiscal year ended September 30, 1994).

10.E5 Copy of Asset Purchase and Sale Agreement dated January 3, 1994, for Aloha and Tigard stores between the registrant and CTD, L.L.C., a limited liability company controlled by Craig T. Danielson (incorporated by reference to Exhibit 10.C to the registrant's Form 10-Q for the quarterly period ended April 1, 1994).

10.F1 Copy of sublease agreement for Troutdale store dated December 15, 1993, between the registrant and a partnership in which Robert A. Lamb is a partner (incorporated by reference to Exhibit 10-F1 to the registrant's Form 10-K for the fiscal year ended September 29,
            1995).

10.F2 Copy of sublease agreement for Wilsonville store dated June 25, 1991, between the registrant and a partnership in which Robert A. Lamb is a partner (incorporated by reference to Exhibit 10-F2 to the registrant's Form 10-K for the fiscal year ended September 29,
            1995).

10.G Copy of sublease agreement for Magalia store dated March 15, 1994, between the registrant and Al Mancasola Grocery Markets, Inc., a corporation controlled by Ronald L. Mancasola (incorporated by reference to Exhibit 10-G to the registrant's Form 10-K for the fiscal year ended September 29, 1995).

10.H1 Copy of sublease agreement for Silverton store effective as of December 14, 1994, between the registrant and a partnership in which David D. Neal is a partner (incorporated by reference to Exhibit 10-H1 to the registrant's Form 10-K for the fiscal year ended September 29, 1995).

10.H2 Copy of assignment of real property sale contract dated February 20, 1985, by David D. Neal to the registrant (incorporated by reference to Exhibit 10-H2 to the registrant's Form 10-K for the fiscal year ended September 29, 1995).

10.I1 Copy of sublease agreement for Coos Bay store dated February 28, 1991, between the registrant and Raymond Nidiffer (incorporated by reference to Exhibit 10-I19 to the registrant's Form 10-K for the fiscal year ended September 27, 1991).

10.I2 Copy of sublease agreement for Arcata store dated August 11, 1977, between the registrant and Raymond L. Nidiffer (incorporated by reference to Exhibit 10-Q2 of the registrant's registration statement on Form S-2, No. 33-26631).

10.I3       Copy of sublease agreement for Gold Beach store dated July 6,

            1979, between the registrant and Raymond L. Nidiffer (incorporated by reference to Exhibit 10-Q3 of the registrant's registration statement on Form S-2, No. 33-26631).

10.I4 Copy of assignment of lease and related documents for Mt. Shasta store between the registrant and C & K Market, Inc., an affiliate of Raymond L. Nidiffer (incorporated by reference to Exhibit 10-Q4 of the registrant's registration statement on Form S-2, No. 33-26631).

10.I5 Copy of sublease agreement for Rogue River store dated June 25, 1976, between the registrant and Raymond L. Nidiffer (incorporated by reference to Exhibit 10-Q5 of the registrant's registration statement on Form S-2, No. 33-26631).

10.I6 Copy of lease agreement for Coos Bay store dated February 28, 1991, between the registrant and Raymond L. Nidiffer (incorporated by reference to Exhibit 10-I20 to the registrant's Form 10-K for the fiscal year ended September 27, 1991).

10.I7 Copy of loan guaranties dated June 12, 1980 and September 30, 1988 given by registrant for the benefit of C & K Market, Inc., an affiliate of Raymond L. Nidiffer (incorporated by reference to Exhibit 10-I12 to the registrant's Form 10-K for the fiscal year ended September 30, 1989).

10.I8 Copy of stock purchase agreement dated as of June 20, 1994, between the registrant and C&K Market, Inc., an affiliate of Raymond L.
            Nidiffer   (incorporated  by  reference  to  Exhibit  10.F8  to  the
            registrant's  Form 10-K for the  fiscal  year  ended  September  30,
            1994).

10.I9 Copy of agreement dated August 29, 1996, between the registrant and C&K Markets, Inc., an affiliate of Raymond L. Nidiffer, with respect to purchase volume.

12**        Statement  of  Computation  of Ratio  of  Adjusted  Income  to Fixed
            Charges.

22**        Subsidiaries of the registrant.

24**        Power of Attorney of certain directors of the registrant.

27**        Financial Data Schedule.

* Denotes management contract or compensatory plan or arrangement. ** Previously filed

                                  EXHIBIT 10.I9

                                    AGREEMENT

This agreement by and between United Grocers, Inc., hereafter referred to as (U.G.), and C & K Markets, Inc., hereafter referred to as (C & K), is drafted to address the value of C & K's purchase volume of product from U.G.

C & K agrees to increase their overall purchases from U.G. beginning September of 1996. U.G. places a value on C & K's said purchase volume, and are hereby willing to rebate an amount up to $165,808.00 to C & K.

U.G. will issue three equal credits or checks to C & K on November 1, 1996, and the like amount on November 1, 1997 and November 1, 1998. Both parties will act in good faith to meet the agreed upon obligations.

/s/ Doug Nidiffer                         /s/ Alan C. Jones
-------------------------------           -------------------------------------
C & K Markets, Inc.                       Alan C. Jones
Doug Nidiffer                             United Grocers, Inc.



August 29, 1996