Form 10-Q
period 1997-06-27
UNITED GROCERS INC /OR/
filed 1997-08-15
CIK 225966

UNITED GROCERS, INC., AND SUBSIDIARIES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                    ----------------------------------------

                Quarterly report pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                    ----------------------------------------

                  For the quarterly period ended June 27, 1997
                         Commission File Number 2-60487


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

          Class                              Outstanding at August 14, 1997
Common shares, $5 par value                         604,149 shares

                     UNITED GROCERS, INC., AND SUBSIDIARIES


                                      INDEX

                                                                           Pages

PART I:    Financial Information

    Item 1.    Financial Statements

               Consolidated Statements of Operations
               for the quarters and year-to-date periods
               ended June 27, 1997 and June 28, 1996                         3-4

               Consolidated Balance Sheets as of
               June 27, 1997 and September 27, 1996                          5-6

               Consolidated Statements of Cash Flows
               for the year-to-date periods ended
               June 27, 1997 and June 28, 1996                               7-8

               Notes to the Consolidated Financial
               Statements                                                      9

    Item 2.    Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                               10-12


PART II:   Other Information

    Item 3                                                                    12

    Item 4                                                                    12

    Item 5                                                                    12

    Item 6                                                                    12

    Signature                                                                 13

                     UNITED GROCERS, INC., AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                            Quarter ended         Quarter ended
                                            June 27, 1997         June 28, 1996
                                            -------------        ---------------

Net sales and operations                    $ 322,060,384        $ 332,521,681
                                            -------------        ---------------
Costs and expenses:
 Cost of sales                                275,994,715          286,034,521
 Operating expenses                            38,314,177           33,776,176
 Selling and administrative
  expenses                                      6,237,712            3,001,019
 Depreciation                                   1,840,196            1,611,370
 Interest:
  Interest expense                              3,692,392            3,891,871
  Interest income                              (1,115,526)          (1,099,342)
                                            -------------        ---------------
    Interest expense,net                        2,576,866            2,792,529
                                            -------------        ---------------
Total costs and expenses                      324,963,666          327,215,615
                                            -------------        ---------------
Income(loss)before members'
 allowances and patronage
 dividends, and income taxes                   (2,903,282)           5,306,066

Members' allowances                            (2,450,914)          (3,716,231)

Members' patronage dividends                           --           (1,200,000)
                                            -------------        ---------------
Income(loss)before income taxes                (5,354,196)             389,835

(Provision)benefit for income taxes             2,821,600              (52,270)
                                            -------------        ---------------
   Net income(loss)                           $(2,532,596)            $337,565
                                            =============        ===============


The accompanying notes are an integral part of the consolidated financial statements.

                     UNITED GROCERS, INC., AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                               Year-to date       Year-to-date
                                               period ended       period ended
                                               June 27, 1997      June 28, 1996
                                               -------------      -------------

Net sales and operations                       $ 973,651,940      $ 932,026,087
                                               -------------      -------------
Costs and expenses:
 Cost of sales                                   838,192,007        801,257,674
 Operating expenses                              104,005,255         95,105,831
 Selling and administrative
  expenses                                        14,303,464          8,025,042
 Depreciation                                      5,419,182          4,595,146
 Interest:
  Interest expense                                12,115,194         10,909,042
  Interest income                                 (3,314,302)        (3,825,903)
                                               -------------      -------------
    Interest expense,net                           8,800,892          7,083,139
                                               -------------      -------------
Total costs and expenses                         970,720,800        916,066,832
                                               -------------      -------------
Income before members'
 allowances and patronage
 dividends, and income taxes                       2,931,140         15,959,255

Members' allowances                               (7,652,172)       (11,149,347)

Members' patronage dividends                            --           (3,000,000)
                                               -------------      -------------
Income(loss)before income taxes                   (4,721,032)         1,809,908
(Provision) benefit for income taxes               2,600,000           (543,285)
                                               -------------      -------------
   Net income (loss)                           $  (2,121,032)     $   1,266,623
                                               =============      =============


The accompanying notes are an integral part of the consolidated financial statements.

                     UNITED GROCERS, INC., AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                            June 27,1997     September 27,
                                                                        1996
                                                  ------------      ------------
Current Assets:
 Cash and cash equivalents                        $  9,876,536      $ 16,509,866
 Investments maintained for
  insurance reserves                                51,195,901        46,828,893
 Accounts and notes receivable                      79,467,366        78,571,016
 Inventories                                        95,246,365       105,420,187
 Other current assets                                5,158,254         4,814,449
 Deferred income taxes                               2,317,772         2,317,772

                                                  ------------      ------------
    Total current assets                           243,262,194       254,462,183
                                                  ------------      ------------
Non-current assets:
 Notes receivable                                   23,481,026        24,715,039
 Investment in affiliated companies                 12,577,620        12,477,107
 Other receivables and investments                   4,751,131         6,363,865
 Other non-current assets                           19,921,737        17,223,023
                                                  ------------      ------------
    Total non-current assets                        60,731,514        60,779,034
                                                  ------------      ------------
Property, plant and equipment -
 (net of accumulated depreciation)                  69,435,490        68,902,737
                                                  ------------      ------------
    TOTAL                                         $373,429,198      $384,143,954
                                                  ============      ============


The accompanying notes are an integral part of the consolidated financial statements.

                     UNITED GROCERS, INC., AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

LIABILITIES AND MEMBERS' EQUITY                    June 27,1997    September 27,
                                                                        1996
                                                   ------------     ------------
Current liabilities:
 Notes payable - bank                              $ 61,040,000     $ 61,173,867
 Accounts payable                                    90,312,058       82,076,707
 Insurance reserves supported by
  investments                                        28,632,982       29,561,657
 Compensation and taxes payable                       7,795,531        5,021,977
 Other accrued expenses                               5,915,998        5,130,182
 Members' patronage payable                                --          3,200,110
 Current installments on
  long-term liabilities                               6,740,442        9,073,983
                                                   ------------     ------------
    Total current liabilities                       200,437,011      195,238,483


Long-term liabilities                               133,508,342      143,134,105

Deferred income taxes                                   712,267        3,312,267

Deferred income                                       1,574,903        1,000,026
                                                   ------------     ------------
        Total liabilities                           336,232,523      342,684,881
                                                   ------------     ------------
Members' equity:
Common stock (authorized, 10,000,000
 shares at $5.00 par value; issued
 and outstanding, 603,749 shares at
 June 27, 1997 and 638,451 shares
 at September 27, 1996)                               3,018,745        3,192,255
Additional paid-in capital                           23,063,521       24,224,262
Retained earnings                                    10,914,835       13,842,966
Unrealized gain on investments                          199,574          199,590
                                                   ------------     ------------
   Total members' equity                             37,196,675       41,459,073
                                                   ------------     ------------
   TOTAL                                           $373,429,198     $384,143,954
                                                   ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

                     UNITED GROCERS, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                   Year-to-date    Year-to-date
                                                   period ended    period ended
                                                   June 27, 1997   June 28, 1996
                                                   -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss)                                 $ (2,121,032)   $  1,266,623
 Adjustments to reconcile
  net income (loss) to net cash provided by
  operating activities:
   Depreciation                                       5,419,182       4,595,146
   Provision for doubtful accounts
    and notes                                         1,987,046       1,573,161
   Patronage dividends payable in
    common stock                                             --       1,322,497
   Loss on sale of assets                               544,508          40,595
   Deferred income taxes                             (2,600,000)             --
   Decrease (increase) in non-cash
    current assets:
   Accounts and notes receivable                     (7,702,966)     (1,684,025)
   Inventories                                       10,173,822       5,719,774
   Other current assets                                (343,805)      3,832,155
   Increase (decrease) in non-cash
    current liabilities:
   Accounts payable and insurance
    reserves                                          7,306,678      (4,451,588)
   Compensation and taxes payable                     2,773,554        (289,817)
   Other accrued expenses                               785,816       1,781,872
   Members' patronage payable                        (3,200,110)     (4,696,867)
   Decrease (increase) in
    non-current assets                               (3,160,781)       (113,929)
                                                   ------------     ------------
          Net cash provided by
           operating activities                       9,861,912       8,895,597
                                                   ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Loans to members                                   (8,856,658)     (14,091,810)
 Collections on loans to members                     4,354,256        1,331,675
 Proceeds from sale of member loans                 12,530,273        4,235,367
 Redemption of investments                           7,116,425        1,175,240
 Purchase of investments                           (11,483,449)     (12,060,639)
 Sale of property/plant/equipment                   10,179,084        6,423,546
 Purchase of property/plant/equipment              (16,100,650)      (9,930,702)
 Purchase of business combination                         --        (23,251,791)
                                                   -------------    ------------

          Net cash used in
           investing activities                     (2,260,719)     (46,169,114)
                                                   -------------    ------------

The accompanying notes are an integral part of the consolidated financial statements.

                     UNITED GROCERS, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                   Year-to-date    Year-to-date
                                                   period ended    period ended
                                                   June 27, 1997   June 28, 1996
                                                   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Sale of common stock                            $     93,368      $    378,123
 Repurchase of common stock                        (2,234,721)       (2,407,027)
 Proceeds of long-term liabilities:
  Revolving bank lines of credit                    5,266,134        43,636,077
  Mortgages and notes                               1,939,254         3,253,037
  Redeemable notes and certificates                10,135,500        14,489,000
 Repayment of long-term liabilities:
  Mortgages and notes                              (6,870,215)       (3,188,159)
  Redeemable notes and certificates               (22,563,843)      (14,139,600)
                                                  -----------       -----------


        Net cash provided by (used in)
         financing activities                     (14,234,523)       42,021,451
                                                  -----------       -----------

        Net increase (decrease) in cash
         and cash equivalents                      (6,633,330)        4,747,934

Cash and cash equivalents, beginning
 of year                                           16,509,866        13,045,456
                                                  -----------       -----------


Cash and cash equivalents, end of
 year-to-date period                             $  9,876,536      $ 17,793,390
                                                  ===========       ===========


The accompanying notes are an integral part of the consolidated financial statements.

                      UNITED GROCERS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1.   MANAGEMENT'S STATEMENT

In the opinion of management the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of United Grocers, Inc. and Subsidiaries (the Company) at June 27, 1997 and the results of operations for the quarterly and year-to-date periods ended June 27, 1997 and June 28, 1996 and cash flows for the year-to-date periods ended June 27, 1997 and June 28, 1996. The Notes to the Consolidated Financial Statements which are contained in the 1996 Annual Report to Shareholders and incorporated by reference into the 1997 Form 10-K should be read in conjunction with these Consolidated Financial Statements.

Operating results for the period ended June 27, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending October 3, 1997, or any other period.

Note 2. ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has issued several accounting pronouncements which the Company will be required to adopt in future fiscal reporting periods.

The Company will adopt FASB Statement No. 129 "Disclosure of Information About Capital Structure" during the first quarter of fiscal 1998. The Company does not expect that adoption of the disclosure requirements of this pronouncement will have a material impact on its financial statements.

FASB Statement No. 130 "Reporting Comprehensive Income", which the Company will adopt during the first quarter of fiscal 1998, establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in members' equity except those resulting from investments by or distributions to members. Such changes are generally not significant to the Company; and the adoption of Statement No. 130, including the required comparative presentation for prior periods, is not expected to have a material impact on its financial statements.

FASB Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly-held company report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The Statement also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. The Company operates diversified wholesale grocery distribution and insurance businesses and has historically provided detailed operating segment and other information in its communications to shareholders; however, such information has not typically been presented in the consolidated financial statements and related notes. The Company expects to adopt Statement No. 131 in the first quarter of fiscal 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year-to-date period ended June 27, 1997 ("1997") compared to year-to-date period ended June 28, 1996 ("1996").

RESULTS OF OPERATIONS

OVERVIEW

Profitability before income taxes decreased from income of $1.8 million to a loss of $4.7 million primarily due to increases in operating, selling and administrative expenses, partially offset by increases in gross margin dollars and reduced member allowances and patronage dividends. The increases in operating, selling and administrative expenses were primarily due to the addition of the operations of the wholesale division of Bay Area Foods, Inc., dba Market Wholesale Grocery ("Market Wholesale") in fiscal 1996. Other increases were due to higher retail store losses, the recording of a reserve for the estimated cost of an executive's severance ($1.4 million), the establishment of reserves for the net realizable value of certain equipment ($1.0 million) and the write-off of certain receivables estimated to be uncollectible ($2.0 million). These reserves are all reflected in the financial statements for the quarter ended June 27, 1997.

NET SALES AND OPERATIONS

In 1997, net sales and operations increased to $973.7 million from $932.0 million in 1996 (4.5%), due primarily to the additional volume associated with the operation of Market Wholesale, and higher sales volume from retail and Cash & Carry operations, due to new units. In 1997, wholesale sales to members of the Company decreased 5.8 percent. A significant portion of this decrease occurred in the quarter ended June 27, 1997.

The insurance segment's net premiums, commissions and fees increased 3.5% in 1997 to $17.6 million, primarily due to increased market penetration.

COSTS AND EXPENSES

In 1997, total costs and expenses increased $54.7 million to $970.7 million (99.7% of sales). This compares to $916.1 million (98.3% of sales) in 1996. The components of costs and expenses are outlined below:

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                   Year-to-date    Year-to-date
                                                   period ended    period ended
                                                   June 27, 1997   June 28, 1996
                                                   -------------   -------------

Costs and expenses as a percent of net sales and operations:

Cost of sales                                          86.1%           86.0%
Operating expenses                                     10.7            10.2
Selling and administrative
expenses                                                1.5             0.9
Depreciation                                            0.5             0.5
Interest expense, net                                   0.9             0.7
                                                        ---             ---

      Total                                            99.7%           98.3%
                                                       ====            ====



MEMBER ALLOWANCES AND PATRONAGE DIVIDENDS

In 1997, member allowances and patronage dividends were $7.7 million (0.8% of sales). This compares to $14.1 million (1.5% of sales) in 1996. The decrease is primarily due to lower income available for patronage distribution.

NET INCOME AND INCOME TAXES

Loss after member allowances, patronage dividends, and before income taxes was $4.7 million in 1997 compared to income of $1.8 million in 1996. Net loss was $2.1 million compared to net income of $1.3 million in 1996.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

In 1997, the Company was provided $9.9 million in cash by its operations, an increase of $1.0 million from cash provided by operations in 1996. Merchandise inventories decreased primarily due to efficiencies in procurement and distribution.

CASH FLOWS FROM INVESTING ACTIVITIES

In 1997, the Company used $2.3 million in cash in investing activities. This compares to the $46.2 million in cash used by investing activities in 1996. The primary reasons for the decrease in the cash flow used by investing activities were the $23.3 million business combination in 1996, and the change in the Company's member financing activities. In 1997, the Company's member financing activities provided $8.0 million in cash. In 1996, the Company's member financing activities used $8.5 million in cash.

CASH FLOWS FROM FINANCING ACTIVITIES

In 1997, the Company's financing activities used $14.2 million in cash compared to cash provided of $42.0 million in 1996. In 1996, cash was primarily provided through the utilization of the Company's bank credit lines. In 1997, cash used for payments on notes and mortgages was provided by cash from operating and investing activities, as well as through the utilization of the Company's bank credit lines.

FINANCIAL COVENANTS

The Company was out of compliance with, resulting in defaults under, certain of its financial covenants with certain lenders as of June 27, 1997. Discussions are continuing with the Company's lenders to obtain necessary waivers of these covenant defaults. The noncompliance with and defaults under financial covenants could affect the Company's ability to borrow funds in the future, although as of August 13, 1997, no lender had indicated that it would take action as a result of the noncompliance or defaults.

CAPITAL INVESTMENT NOTES

Due to a decrease in liquidity in 1997, the Company suspended its policy of voluntarily prepaying outstanding Capital Investment Notes upon request of the holder in April 1997. In 1997, both the outstanding principal balance and amount of sales of Capital Investment Notes have decreased.

Part II

Item 3. DEFAULTS UPON SENIOR SECURITIES

The Company's loan agreements with banks and other lenders require that it maintain certain financial ratios. Knowledge by the Company's officers that the Company has failed to maintain the required ratios constitutes an event of default under certain of the agreements. Discussions to waive the ratios default and amend the existing agreements are continuing. As of August 13, 1997, none of the lenders had indicated that it would take any action on account of the Company's noncompliance with the financial ratio covenants.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.  OTHER INFORMATION

The Company has agreed to exchange certain business information with Associated Grocers, Inc., for the purpose of evaluating the feasibility of a business combination among both companies, including a potential merger. Discussions regarding a potential business combination are ongoing as of August 13, 1997.

Item 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibit 10.A - Transition Agreement with former Chief Executive Officer

       Exhibit 10.B - Amended and Restated Credit Agreement dated as of May 31, 1996, by and among registrant, Bank of America NW, N.A., United States National Bank of Oregon, and The Hongkong and Shanghai Banking Coproration, Limited, as amended as of July 25, 1996, September 27, 1996, October 28, 1996, November 29, 1996, December 26, 1996, January 31, 1997, February 28, 1997, April 30, 1997, and
            May 30, 1997.

       Exhibit 27 - Financial Data Schedule

(b)    Reports on Form 8-K

       April 18, 1997 - Form 8-K, reporting the resignation of the Chief Executive Officer (item 5)

       June 24, 1997 - Form 8-K reporting a change in Registrant's certifying accountant (item 4)

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 1997            UNITED GROCERS, INC.
                                  (Registrant)

                                   By  /s/ John W. White
                                       John W. White
                                       Vice President
                                       (Principal Accounting Officer)