Form 10-Q
period 1998-07-03
UNITED GROCERS INC /OR/
filed 1998-08-21
CIK 225966

UNITED GROCERS, INC., AND SUBSIDIARIES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  --------------------------------------------

                Quarterly report pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                  --------------------------------------------

                   For the Quarterly period ended July 3, 1998
                         Commission File Number 2-60487


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

         Yes [ ] No [X].

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.
              Class                        Outstanding at August 19, 1998
  Common shares, $5 par value                      586,834 shares

                     UNITED GROCERS, INC., AND SUBSIDIARIES

                                      INDEX

PART I:  Financial Information                                 Pages

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations
         for the quarters and year-to-date periods
         ended July 3, 1998 and June 27, 1997                    3-4

         Condensed Consolidated Balance Sheets as of
         July 3, 1998 and October 3, 1997                        5-6

         Condensed Consolidated Statements of Cash Flows
         for the year-to-date periods
         ended July 3, 1998 and June 27, 1997                      7

         Notes to the Condensed Consolidated Financial
         Statements                                             8-10

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations                                            11-14

PART II: Other Information

Item 6.  Exhibits and Reports on Form 8-K                         15

Signature                                                         16

                     UNITED GROCERS, INC., AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                           Quarter ended  Quarter ended
                                            July 3, 1998  June 27, 1997
                                                          (as restated,
                                                           see Note 4  )
                                          -------------   -------------

Net sales and operations                  $ 292,939,434   $ 315,934,272
                                          -------------   -------------
Costs and expenses:
  Cost of sales                             250,136,523     272,705,274
  Operating expenses                         26,138,718      37,137,787
  Selling and administrative
    expenses                                  4,876,842       6,431,492
  Depreciation and amortization               2,585,031       1,716,707
                                          -------------   -------------
      Total costs and expenses              283,737,114     317,991,260
                                          -------------   -------------

Other (income)/expense:
    Interest expense                          3,597,476       3,692,397
    Interest income                         (   632,230)    (   207,567)
    Gain on sale of retail operations       (26,213,972)            -0-
                                          -------------   -------------
      Total other (income)/expense          (23,248,726)      3,484,830
                                          -------------   -------------

Income (loss) from continuing operations
  before members' allowances
  and income taxes                           32,451,046    (  5,541,818)

  Members' allowances                      (  4,460,984)   (  2,450,914)
                                          -------------   -------------
Income (loss) from continuing operations
  before income tax (provision) benefit      27,990,062    (  7,992,732)

(Provision) benefit for
 income taxes                              ( 11,195,881)      3,877,015
                                          -------------   -------------
 Income (loss) from continuing
 operations                                  16,794,181    (  4,115,717)

Discontinued operations (Note 3), less
applicable income taxes of $279,140
  in 1998 and $423,754 in 1997                  418,710         635,632
                                          -------------   -------------
  Net income (loss)                         $17,212,891    $( 3,480,085)
                                            ===========    ============


The accompanying notes are an integral part of these financial statements.

                     UNITED GROCERS, INC., AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                             Year-to-date     Year-to-date
                                             period ended     period ended
                                             July 3, 1998     June 27, 1997
                                                              (as restated,
                                                               see Note 4)
                                            -------------     -------------
Net sales and operations                    $ 893,813,267     $ 955,993,407
                                            -------------     -------------
Costs and expenses:
  Cost of sales                               771,652,586       827,648,977
  Operating expenses                           83,214,358       107,185,873
  Selling and administrative
    expenses                                   16,795,355        14,884,803
  Depreciation and amortization                 7,715,001         5,149,318
                                            -------------     -------------
      Total costs and expenses                879,377,300       954,868,971
                                            -------------     -------------
Other (income)/expense:
    Interest expense                           11,229,345        12,115,194
    Interest income                          (  1,329,902)     (    639,515)
    Gain on sale of retail operations        ( 26,213,972)              -0-
                                            -------------     -------------
      Total other (income)/expense           ( 16,314,529)       11,475,679
                                            -------------     -------------

Income (loss) from continuing operations
  before members' allowances
  and income taxes                             30,750,496      ( 10,351,243)

  Members' allowances                        (  9,060,625)     (  7,652,172)
                                            -------------     -------------
Income (loss) from continuing operations
 before income tax (provision) benefit         21,689,871      ( 18,003,415)

(Provision) benefit for
  income taxes                               (  8,675,805)        7,912,953
                                            -------------     -------------
   Income (loss) from continuing
   operations                                  13,014,066      ( 10,090,462)

Discontinued operations (Note 3), less
  applicable income taxes of $903,476
  in 1998 and $1,055,268 in 1997                1,355,185         1,582,901
                                            -------------     -------------
  Net income (loss)                           $14,369,251      $( 8,507,561)
                                            =============     =============

   The accompanying notes are an integral part of these financial statements.

                     UNITED GROCERS, INC., AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                       (Unaudited)      (Audited)
ASSETS                                July 3, 1998  October 3, 1997
                                      ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents           $ 15,671,236    $ 10,223,434
  Investments maintained for insurance
    reserves                            45,993,980      51,512,510
  Accounts and notes receivable         81,707,823      78,537,140
  Inventories                           60,502,941     102,333,350
  Other current assets                   3,102,160       7,036,284
  Deferred income taxes                  8,368,945       8,147,000
                                      ------------    ------------
       Total current assets            215,347,085     257,789,718
                                      ------------    ------------

Non-current assets:
  Notes receivable                      24,621,822      16,497,658
  Investment in affiliated companies     7,045,377       6,971,378
  Other receivables and investments      3,076,790       4,837,028
  Deferred income taxes                    553,000         553,000
  Property, plant and equipment, net    42,046,986      61,443,261
  Other non-current assets              13,061,308      17,334,943
                                      ------------    ------------
       Total non-current assets         90,405,283     107,637,268
                                      ------------    ------------
       TOTAL                          $305,752,368    $365,426,986
                                      ============    ============

   The accompanying notes are an integral part of these financial statements.

                     UNITED GROCERS, INC., AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                (Unaudited)     (Audited)
LIABILITIES AND MEMBERS' EQUITY                July 3, 1998   October 3, 1997
                                               ------------   ---------------

Current liabilities:
  Notes payable - bank                         $ 44,140,021      $ 10,191,059
  Accounts payable                               71,628,523        97,586,711
  Insurance reserves supported by investments    27,762,408        26,356,436
  Compensation and taxes payable                  6,717,030         8,327,715
  Other accrued expenses                         15,326,511         6,310,410
  Other current liabilities                       1,793,632         1,804,946
                                               ------------      ------------
      Total current liabilities                 167,368,125       150,577,277

Notes payable, net of current portion            98,887,172       187,995,051
Other liabilities                                 9,409,316        11,083,678
                                               ------------      ------------
      Total liabilities                         275,664,613       349,656,006
                                               ------------      ------------
Redeemable members' equity                        1,120,000         1,120,000
                                               ------------      ------------
Members' equity:
Common stock (authorized, 10,000,000
     shares at $5.00 par value; issued
     and outstanding, 586,834 shares at
     July 3, 1998 and 586,834 shares
     at October 3, 1997)                          2,934,170         2,934,170
Additional paid-in capital                       22,885,942        22,885,942
Retained earnings                                 2,937,996      ( 11,431,255)
Unrealized gain on investments                      209,647           262,123
                                               ------------      ------------
      Total members' equity                      28,967,755        14,650,980
                                               ------------      ------------
      TOTAL                                    $305,752,368      $365,426,986
                                               ============      ============


   The accompanying notes are an integral part of these financial statements.

                     UNITED GROCERS, INC., AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                            Year-to-date     Year-to-date
                                            period ended     period ended
                                            July 3, 1998     June 27, 1997
                                                             (as restated,
                                                              see Note 4)
                                            -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                          $ 14,369,251    $ ( 8,507,561)
  Adjustments to reconcile net income (loss)
    to net cash provided by
    operating activities                     ( 13,095,299)      18,369,473
                                            -------------    -------------
       Net cash provided by
       operating activities                     1,273,952        9,861,912
                                            -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans to members                           (  1,647,219)    (  8,856,658)
  Collections on loans to members               2,603,304        4,354,256
  Proceeds from sale of member loans            1,550,163       12,530,273
  Redemption of investments                     8,685,147        7,116,425
  Purchase of investments                    (  3,166,617)    ( 11,483,449)
  Sale of property, plant and equipment        12,898,495       10,179,084
  Purchase of property, plant and equipment  (  1,870,052)    ( 16,100,650)
  Proceeds from sale of retail operations, net 40,279,545              -0-
                                            -------------    -------------

       Net cash provided by (used in)
       investing activities                    59,332,766     (  2,260,719)
                                            -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock                                -0-           93,368
  Repurchase of common stock                          -0-     (  2,234,721)
  Proceeds from (repayment of), net:
    Revolving bank lines of credit           ( 46,669,230)       5,266,134
    Mortgages and notes                      (  5,969,186)    (  4,930,961)
    Redeemable notes and certificates        (  2,520,500)    ( 12,428,343)
                                            -------------    -------------

      Net cash used in
      financing activities                   ( 55,158,916)    ( 14,234,523)
                                            -------------    -------------

      Net increase (decrease) in cash and
      cash equivalents                          5,447,802     (  6,633,330)

Cash and cash equivalents, beginning of year   10,223,434       16,509,866
                                            -------------    -------------
Cash and cash equivalents, end of period     $ 15,671,236     $  9,876,536
                                             ============     ============

   The accompanying notes are an integral part of these financial statements.

                     UNITED GROCERS, INC., AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  MANAGEMENT'S STATEMENT

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of United Grocers, Inc. and subsidiaries (the Company) at July 3, 1998 and the results of operations for the quarterly and the year-to-date periods ended July 3, 1998 and June 27, 1997 and cash flows for the year-to-date periods ended July 3, 1998 and June 27, 1997. The Notes to the Condensed Consolidated Financial Statements which are contained in the 1997 Annual Report to Shareholders should be read in conjunction with these Condensed Consolidated Financial Statements.

Operating results for the period ended July 3, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending October 2, 1998, or any other period.

Note 2.  ACCOUNTING PRONOUNCEMENTS

During the first quarter of 1998, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes requirements for disclosure of comprehensive income. The objective of SFAS 130 is to report a measure of all changes in equity that result from transactons and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income did not differ significantly from reported net income in the periods presented.

In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and earns revenues and its major customers. The statement is effective for fiscal years beginning after December 15, 1997, but is not required to be presented in interim financial information in the year of adoption.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. The statement is effective for fiscal years beginning after December 15, 1997, but is not required to be presented in interim financial information in the year of adoption.

In June 1998, The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivitive instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999.

The Company management has studied the implications of SFAS 131 and 132, and based on the initial evaluation, expects the adoption to have no impact on the Company's financial condition or results of operations, but will require revised disclosures when the respective statements become effective. The Company's management has studied the implications of SFAS 133 and based on the initial evaluation, expects the adoption to have no impact on the Company's financial condition or results of operations.

Note 3.  DISCONTINUED OPERATIONS

In September 1997, the Company's management and Board of Directors approved a plan whereby the insurance operations would be sold to an unrelated party. Accordingly, the results of operations of the insurance segment for the quarter and year-to-date periods have been presented as "discontinued operations" in the accompanying condensed consolidated statements of operations.

The sale was completed on July 8, 1998. Net proceeds from the sale of the stock of the Company's insurance subsidiary totaled appoximately $36 million, resulting in a gain (before income taxes) of approximately $5 million, which will be recorded in the fourth quarter of fiscal 1998.

The following is a summary of the assets and liabilities of the insurance segment as of July 3, 1998:

    Assets:
         Investments                                           $ 45,993,980
         Receivables and other current assets                    28,646,171
         Long-term assets                                           732,676
                                                               ------------
                                                                 75,372,827
    Liabilities:
         Insurance reserves supported by investments             27,762,408
         Accounts payable and other current liabilities          16,393,079
                                                               ------------

    Net investment in insurance segment                        $ 31,217,340
                                                               ============

Note 4.  RESTATEMENT

In its 1997 Annual Report to Shareholders for the year ended October 3, 1997, the Company presented a restatement of its members' equity as of September 27, 1996, due to adjustments to the financial statements for the years prior to fiscal 1997. In addition, the Company recorded adjustments to its fiscal 1997 financial statements in the fourth quarter of 1997, a portion of which should have been recorded in previous quarter and year-to-date quarters. Accordingly, the condensed consolidated financial statements for the quarter and year-to-date periods ended June 27, 1997 presented here have been restated to reflect the impact of the prior period adjustments and adjustments recorded in the fourth quarter of fiscal 1997.

Note 5.  SALE OF RETAIL OPERATIONS

The gain on sale of retail operations recorded in the condensed consolidated statements of operations reflects the following two transactions:

On May 1, 1998, the Company completed the sale of its Rich and Rhine, Inc. subsidiary to an unrelated party. The purchase price consisted of $3.5 million in cash, plus a promissory note of approximately $1.3 million. The promissory note is collateralized by a pledge of the common stock of the buyer.

On May 15, 1998, the Company completed the sale of its Cash & Carry division to an unrelated third party. The purchase price consisted of $42.5 million in cash, plus a $17.5 million 5-year unsecured note.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year-to-date period ended July 3, 1998 ("1998") compared to year-to-date period ended June 27, 1997 ("1997").

RESULTS OF OPERATIONS

OVERVIEW

During 1998, the Company's financial condition and results of operations were affected by several significant events, including the closure of the Medford, Oregon distribution facility, the consolidation of certain California operations with Oregon staff, the implementation of a new marketing plan and the sales of the Cash & Carry and Rich and Rhine, Inc. retail operations.

The new marketing plan is designed to encourage concentration of customers' purchases through the Company's warehouse and to promote distribution and warehousing cost efficiencies.

NET SALES AND OPERATIONS

Net sales and operations declined 6.5% from 1997 to $893.8 million for 1998. The decline in sales is primarily due to the sale of the Cash & Carry division in May, 1998, and lower volume due to the elimination of certain unprofitable accounts.

COSTS AND EXPENSES

Total costs and expenses decreased $75.5 million from 1997 to $879.4 million for 1998 (98.4% of sales). This compares to $954.9 million (99.9% of sales) in 1997. The components of costs and expenses are outlined below:

    Costs and Expenses as a Percent of Net Sales and Operations:

                                        Year-to-date    Year-to-date
                                        period ended    period ended
                                        July 3, 1998    June 27, 1997
                                        ------------    -------------
     Cost of Sales                          86.3%           86.6%
     Operating expenses                      9.3            11.2
     Selling and administrative
       expenses                              1.9             1.6
     Depreciation and amortization           0.9             0.5
                                            ----            ----
           Total                            98.4%           99.9%
                                            ====            ====

Operating expenses as a percent of net sales and operations decreased from 11.2% to 9.3% from 1997 to 1998. The decrease in operating expenses is primarily due to internal cost efficiencies, including the consolidation of the procurement and accounting staffs of the Company's California division with those of the Oregon staff. These cost efficiencies were partially offset by costs incurred in connection with the closure of the Company's Medford distribution facility recorded in the first two quarters of 1998.

OTHER INCOME/EXPENSE

Interest expense decreased $.9 million from 1997 to 1998 due to a reduction of debt. Interest income increased $.7 million from 1997 to 1998, primarily as a result of an increase in the Company's notes receivable. Gain on sale of retail operations of $26.2 million in 1998 is due to the sale of the Cash and Carry and Rich and Rhine, Inc. retail operations, as described above.

MEMBER ALLOWANCES

In 1998, member allowances were $9.1 million (1.0% of sales). This compares to $7.7 million (.8% of sales) in 1997. The increase is due to changes in the Company's marketing plan.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

In 1998, the Company provided $1.3 million in cash from its operations, compared to $9.9 million in 1997. The decrease of $8.6 million is due primarily to reductions in accounts payable, partially offset by reductions in inventory.

CASH FLOWS FROM INVESTING ACTIVITIES

In 1998, the Company provided $59.3 million in cash from investing activities. This compares to the $2.3 million in cash used by investing activities in 1997. Cash flows from investing activities increased primarily due to the sale of certain retail operations, a reduction in capital expenditures, and reductions in purchases of investments, partially offset by a decrease in member financing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

In 1998, the Company's financing activities used $55.2 million in cash compared to a use of cash of $14.2 million in 1997. The increase in cash used for financing is a result of debt reductions in 1998.

ACCOUNTING PRONOUNCEMENTS

During the first quarter of 1998, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes requirements for disclosure of comprehensive income. The objective of SFAS 130 is to report a measure of all changes in equity that result from transactons and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income did not differ significantly from reported net income in the periods presented.

In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and earns revenues and its major customers. The statement is effective for fiscal years beginning after December 15, 1997, but is not required to be presented in interim financial information in the year of adoption.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. The statement is effective for fiscal years beginning after December 15, 1997, but is not required to be presented in interim financial information in the year of adoption.

In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and earns revenues and its major customers. The statement is effective for fiscal years beginning after December 15, 1997, but is not required to be presented in interim financial information in the year of adoption.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. The statement is effective for fiscal years beginning after December 15, 1997, but is not required to be presented in interim financial information in the year of adoption.

In June 1998, The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivitive instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999.

The Company management has studied the implications of SFAS 131 and 132, and based on the initial evaluation, expects the adoption to have no impact on the Company's financial condition or results of operations, but will require revised disclosures when the respective statements become effective. The Company's management has studied the implications of SFAS 133 and based on the initial evaluation, expects the adoption to have no impact on the Company's financial condition or results of operations.

YEAR 2000

The Company is currently reviewing its internal systems and infrastructure in order to identify and modify those systems that are not Year 2000 compliant. The Company expects any required modification to be made on a timely basis and does not believe that the cost of any such modification will have a material adverse effect on the Company's operating results. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, implementation of any such modifications, and the Company's inability to implement such modifications could have an adverse effect on the Company's future operating results.

FORWARD-LOOKING STATEMENTS

As with all forward-looking statements, the forward-looking statements made by the Company herein (including, without limitation, forward-looking statements relating to the effect of adoption of accounting pronouncements or the expected gains from sales not yet recorded) are subject to uncertainties that could cause actual results to differ materially from those projected, including without limitation, uncertainties inherent in business plans and the changing of business methods, uncertainties related to the response of customers and suppliers to changing business strategies, and uncertainties concerning the outcome of sales of subsidiaries or divisions.

Part II


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 10.A - Asset Purchase Agreement dated May 15, 1998, by and among the Company and Smart & Final Stores Corporation

     Exhibit 10.B - Asset Purchase Agreement Relating to the Business of Rich and Rhine, Inc., dated as of May 1, 1998, by and among Rich & Rhine Acquisition Corp., Kero Investments, Inc., Rich and Rhine, Inc., and United Grocers, Inc.

     Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarterly period ended July 3, 1998. The most recent report on Form 8-K was filed by the Company on December 22, 1997, reporting the determination by management that the previously issued financial statements for the fiscal year ended September 27, 1996, and subsequent interim periods should be restated.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date:  August 21, 1998            UNITED GROCERS, INC.
                                  (Registrant)



                                  By /s/ Mark Tweedie
                                  Mark Tweedie
                                  Vice President
                                  (Principal Accounting Officer)