Form 10-Q
period 1998-01-02
UNITED GROCERS INC /OR/
filed 1998-12-24
CIK 225966

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

                 For the Quarterly period ended January 2, 1998
                         Commission File Number 2-60487


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

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.
              Class                        Outstanding at December 23, 1998
 Common shares, $5 par value                          586,834 shares

                     UNITED GROCERS, INC., AND SUBSIDIARIES

                                      INDEX

PART I:  Financial Information                                             Pages

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations
         for the quarters ended January 2, 1998 and
         December 27, 1996                                                     3

         Condensed Consolidated Balance Sheets as of
         January 2, 1998 and October 3, 1997                                 4-5

         Condensed Consolidated Statements of Cash Flows
         for the quarters ended January 2, 1998
         and December 27, 1996                                                 6

         Notes to the Condensed Consolidated Financial
         Statements                                                          7-8

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations                                                         9-11

PART II: Other Information

Item 6.  Exhibits and Reports on Form 8-K                                     12

Signature                                                                     13

                     UNITED GROCERS, INC., AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                      Quarter ended     Quarter ended
                                     January 2, 1998  December 27, 1996
                                                        (as restated,
                                                          see Note 4)
                                        ------------      -----------

Net sales and operations               $ 304,141,408    $ 326,035,617
                                        ------------      -----------
Costs and expenses:
  Cost of sales                          265,321,895      283,799,435
  Operating expenses                      27,040,527       35,613,394
  Selling and administrative
    expenses                               6,738,043        4,448,227
  Depreciation and amortization            2,504,020        1,694,959
                                        ------------      -----------
      Total costs and expenses           301,604,485      325,556,015
                                        ------------      -----------
  Other (income)/expense:
    Interest expense                       3,948,144        4,071,046
    Interest income                     (    253,205)    (    109,180)
                                        ------------      -----------
      Total other (income)/expense         3,694,939        3,961,866
                                        ------------      -----------
Loss from continuing operations
  before members' allowances
  and income taxes                      (  1,158,016)    (  3,482,264)

  Members' allowances                   (  2,273,164)    (  2,729,432)
                                        ------------      -----------
Loss from continuing operations
  before income tax benefit             (  3,431,180)    (  6,211,696)

Benefit for income taxes                   1,372,472        2,430,839
                                        ------------      -----------
Loss from continuing
  operations                            (  2,058,708)    (  3,780,857)

Discontinued operations (Note 3), less
  applicable income taxes of $292,316
  in 1998 and $239,627 in 1997               438,474          359,441
                                        ------------      -----------
Net loss                               $(  1,620,234)   $(  3,421,416)
                                        ============      ===========

The accompanying notes are an integral part of these financial statements.

                     UNITED GROCERS, INC., AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                        (Unaudited)        (Audited)
ASSETS                                January 2, 1998   October 3, 1997
                                        ------------      ------------
Current assets:
  Cash and cash equivalents             $ 11,311,202      $ 10,223,434
  Investments maintained for insurance
    reserves                              50,865,187        51,512,510
  Accounts and notes receivable           74,795,438        78,537,140
  Inventories                             84,211,023       102,333,350
  Other current assets                     6,257,772         7,036,284
  Deferred income taxes                    9,328,401         8,147,000
                                        ------------      ------------
       Total current assets              236,769,023       257,789,718
                                        ------------      ------------
Non-current assets:
  Notes receivable                        15,546,225        16,497,658
  Investment in affiliated companies       6,971,378         6,971,378
  Other receivables and investments        4,220,592         4,837,028
  Deferred income taxes                      553,000           553,000
  Property, plant and equipment, net      57,867,752        61,443,261
  Other non-current assets                16,859,965        17,334,943
                                        ------------      ------------
      Total non-current assets           102,018,912       107,637,268
                                        ------------      ------------
      TOTAL                             $338,787,935      $365,426,986
                                        ============      ============

   The accompanying notes are an integral part of these financial statements.

                     UNITED GROCERS, INC., AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                        (Unaudited)        (Audited)
LIABILITIES AND MEMBERS' EQUITY       January 2, 1998   October 3, 1997
                                        ------------      ------------
Current liabilities:
  Notes payable - bank                  $ 54,219,258      $ 10,191,059
  Accounts payable                        78,066,116        97,586,711
  Insurance reserves supported
    by investments                        27,490,573        26,356,436
  Compensation and taxes payable           8,431,366         8,327,715
  Other accrued expenses                   7,135,868         6,310,410
  Other current liabilities                1,804,946         1,804,946
                                        ------------      ------------
      Total current liabilities          177,148,127       150,577,277

Notes payable, net of current portion    136,722,402       187,995,051
Other liabilities                         10,766,660        11,083,678
                                        ------------      ------------

      Total liabilities                  324,637,189       349,656,006
                                        ------------      ------------

Redeemable members' equity                 1,120,000         1,120,000
                                        ------------      ------------

Members' equity:
Common stock (authorized, 10,000,000
     shares at $5.00 par value; issued
     and outstanding, 586,834 shares at
     January 2, 1998 and 586,834 shares
     at October 3, 1997)                   2,934,170         2,934,170
Additional paid-in capital                22,885,942        22,885,942
Accumulated deficit                     ( 13,051,489)     ( 11,431,255)
Unrealized gain on investments               262,123           262,123
                                        ------------      ------------
     Total members' equity                13,030,746        14,650,980
                                        ------------      ------------
     TOTAL                              $338,787,935      $365,426,986
                                        ============      ============

   The accompanying notes are an integral part of these financial statements.

                     UNITED GROCERS, INC., AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                      Quarter ended    Quarter ended
                                     January 2, 1998  December 27, 1996
                                                        (as restated,
                                                          see Note 4)
                                        ------------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              $( 1,620,234)     $( 3,421,416)
  Adjustments to reconcile net loss
    to net cash provided by
    operating activities                   6,378,612       ( 2,858,459)
                                        ------------      ------------
       Net cash provided by (used in)
       operating activities                4,758,378       ( 6,279,875)
                                        ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans to members                       ( 1,094,453)      ( 3,317,063)
  Collections on loans to members          1,761,717         2,347,083
  Proceeds from sale of member loans         284,169         5,292,825
  Redemption of investments                3,813,940         2,760,000
  Purchase of investments                ( 3,166,617)      ( 2,726,534)
  Sale of property, plant and equipment    2,582,744           647,611
  Purchase of property, plant
    and equipment                        (   607,660)      ( 4,576,355)
                                        ------------      ------------
      Net cash provided by investing
        activities                         3,573,840           427,567
                                        ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock                           -0-            44,803
  Repurchase of common stock                     -0-       (   316,479)
  Proceeds from (repayment of)
    long-term liabilities:
    Revolving bank lines of credit       ( 5,281,433)      ( 1,260,693)
    Mortgages and notes                  ( 1,192,717)        4,800,843
    Redeemable notes and certificates    (   770,300)      ( 1,023,500)
                                        ------------      ------------
      Net cash provided by (used in)
      financing activities               ( 7,244,450)        2,244,974
                                        ------------      ------------
      Net increase (decrease) in cash and
      cash equivalents                     1,087,768       ( 3,607,334)

Cash and cash equivalents, beginning
  of year                                 10,223,434        16,509,866
                                        ------------      ------------
Cash and cash equivalents, end
  of period                             $ 11,311,202      $ 12,902,532
                                        ============      ============

The accompanying notes are an integral part of these financial statements.

                     UNITED GROCERS, INC., AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. MANAGEMENT'S STATEMENT

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of United Grocers, Inc. and subsidiaries (the Company) at January 2, 1998 and the results of operations for the quarterly periods ended January 2, 1998 and December 27, 1996 and cash flows for the quarterly periods ended January 2, 1998 and December 27, 1996. The Notes to the Condensed Consolidated Financial Statements which are contained in the 1997 Annual Report to Shareholders should be read in conjunction with these Condensed Consolidated Financial Statements.

Operating results for the period ended January 2, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending October 2, 1998, or any other period.

Note 2. ACCOUNTING PRONOUNCEMENTS

During the first quarter of 1998, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes requirements for disclosure of comprehensive income. The objective of SFAS 130 is to report a measure of all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income did not differ significantly from reported net income in the periods presented.

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

In June 1998, The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999.

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

Note 3. DISCONTINUED OPERATIONS

In September 1997, the Company's management and Board of Directors approved a plan whereby the insurance operations would be sold to an unrelated party. Accordingly, the results of operations of the insurance segment for the quarter and year-to-date periods have been presented as "discontinued operations" in the accompanying condensed statements of operations.

The sale was completed on July 8, 1998. Net proceeds from the sale of the stock of the Company's insurance subsidiary totaled approximately $36 million, resulting in a pre-tax gain of approximately $5 million, which will be recorded in the fourth quarter of fiscal 1998.

The following is a summary of the assets and liabilities of the insurance segment as of January 2, 1998:

        Assets:
          Investments                                   $ 50,865,187
          Receivables and other current assets            21,502,082
          Long-term assets                                 1,250,015
                                                        ------------
                                                          73,617,284
        Liabilities:
          Insurance reserves supported by investments 27,490,573 Accounts payable and other current liabilities 16,384,746
                                                        ------------
        Net investment in insurance segment             $ 29,741,965
                                                        ============

Note 4. RESTATEMENT

In its 1997 Annual Report to Shareholders for the year ended October 3, 1997, the Company presented a restatement of its members' equity as of September 27, 1996, due to adjustments to the financial statements for the years prior to fiscal 1997. In addition, the Company recorded adjustments to its fiscal 1997 financial statements in the fourth quarter of 1997, a portion of which should have been recorded in a previous quarter and year-to-date quarters. Accordingly, the condensed consolidated financial statements for the quarter ended December 27, 1996 presented here have been restated to reflect the impact of the prior period adjustments and adjustments recorded in the fourth quarter of fiscal 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year-to-date period ended January 2, 1998 ("1998") compared to year-to-date period ended December 27, 1996 ("1997").

RESULTS OF OPERATIONS

OVERVIEW

During the first quarter of fiscal 1998, the Company's financial condition and results of operations were affected by implementation of the closure of the Medford, Oregon distribution facility and the consolidation of certain California operations with Oregon staff.

NET SALES AND OPERATIONS

Net sales and operations declined 6.7% from 1997 to $304.1 million for 1998. The decline in sales is primarily due to the elimination of certain unprofitable accounts.

COSTS AND EXPENSES

Total costs and expenses decreased $24.0 million from 1997 to $301.6 million for 1998 (99.1% of sales). This compares to $325.6 million (99.8% of sales) in 1997. The components of costs and expenses are outlined below:

        Costs and Expenses as a Percent of Net Sales and Operations:

                                          Quarter ended     Quarter ended
                                         January 2, 1998  December 27, 1996
                                         ---------------  -----------------

        Cost of Sales                          87.2%             87.0%
        Operating expenses                      8.9              10.9
        Selling and administrative
          expenses                              2.2               1.3
        Depreciation and amortization           0.8               0.6
                                               ----              ----
            Total                              99.1%             99.8%
                                               ====              ====

Operating expenses as a percent of net sales and operations decreased from 10.9% to 8.9% from 1997 to 1998. The decrease in operating expenses is primarily due to internal cost efficiencies, including the consolidation of the procurement and accounting staffs of the Company's California division with those of the Oregon staff. These cost efficiencies were partially offset by costs incurred in connection with the closure of the Company's Medford distribution facility.

MEMBER ALLOWANCES

In 1998, member allowances were $2.3 million (.75% of sales). This compares to $2.7 million (.84% of sales) in 1997. The decrease is due to changes in the Company's marketing plan.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

In 1998, the Company provided $4.8 million in cash from its operations, compared to a use of $6.2 million in 1997. The increase of $11.0 million is due primarily to reductions in accounts receivable and inventory, partially offset by reductions in accounts payable.

CASH FLOWS FROM INVESTING ACTIVITIES

In 1998, the Company provided $3.6 million in cash from investing activities, compared to the $.4 million in cash provided by investing activities in 1997. Cash flows from investing activities increased primarily due to a reduction in capital expenditures and an increase in the redemption of investments by the Company's insurance subsidiary.

CASH FLOWS FROM FINANCING ACTIVITIES

In 1998, the Company's financing activities used $7.2 million in cash compared to $2.2 million of cash provided in 1997. The increase in cash used for financing is a result of debt reductions in 1998.

ACCOUNTING PRONOUNCEMENTS

During the first quarter of 1998, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes requirements for disclosure of comprehensive income. The objective of SFAS 130 is to report a measure of all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income did not differ significantly from reported net income in the periods presented.

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

In June 1998, The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999.

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

(a)     Exhibit 27 Financial Data Schedule

(b)     Reports on Form 8-K

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






Date:  December 23, 1998                   UNITED GROCERS, INC.
                                           (Registrant)



                                           By /s/ Mark Tweedie
                                           Vice President
                                           (Principal Accounting Officer)