Form 10-Q
period 1998-04-03
UNITED GROCERS INC /OR/
filed 1998-12-24
CIK 225966

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

                  For the Quarterly period ended April 3, 1998
                         Commission File Number 2-60487


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

                     UNITED GROCERS, INC., AND SUBSIDIARIES

                                      INDEX

PART I:  Financial Information                                             Pages

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations
         for the quarters and year-to-date periods
         ended April 3, 1998 and March 28, 1997                              3-4

         Condensed Consolidated Balance Sheets as of
         April 3, 1998 and October 3, 1997                                   5-6

         Condensed Consolidated Statements of Cash Flows
         for the year-to-date periods ended April 3, 1998
         and March 28, 1997                                                    7

         Notes to the Condensed Consolidated Financial
         Statements                                                          8-9

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations                                                        10-12

PART II: Other Information

Item 6.  Exhibits and Reports on Form 8-K                                     13

Signature                                                                     14

                     UNITED GROCERS, INC., AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                      Quarter ended  Quarter ended
                                      April 3, 1998  March 28, 1997
                                                     (as restated,
                                                       see Note 4)
                                       ------------     -----------

Net sales and operations              $ 296,732,425   $ 314,023,518
                                       ------------     -----------
Costs and expenses:
  Cost of sales                         256,194,168     271,144,268
  Operating expenses                     30,035,113      34,434,692
  Selling and administrative
    expenses                              5,180,470       4,005,084
  Depreciation and amortization           2,625,950       1,737,652
                                       ------------     -----------
      Total costs and expenses          294,035,701     311,321,696
                                       ------------     -----------

  Other (income)/expense:
    Interest expense                      3,683,725       4,351,751
    Interest income                    (    444,467)   (    322,768)
                                       ------------     -----------
      Total other (income)/expense        3,239,258       4,028,983
                                       ------------     -----------

Loss from continuing operations
  before members' allowances
  and income taxes                         (542,534)   (  1,327,161)

  Members' allowances                  (  2,326,477)   (  2,471,826)
                                       ------------     -----------
Loss from continuing operations
  before income tax benefit            (  2,869,011)   (  3,798,987)

Benefit for income taxes                  1,147,604       1,605,099
                                       ------------     -----------
Loss from continuing
  operations                           (  1,721,407)   (  2,193,888)

Discontinued operations (Note 3), less
  applicable income taxes of $332,020
  in 1998 and $391,887 in 1997              498,001         587,828
                                       ------------     -----------

Net loss                              $(  1,223,406)   $( 1,606,060)
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

                                        Year-to-date    Year-to-date
                                        period ended    period ended
                                        April 3, 1998  March 28, 1997
                                                       (as restated,
                                                        see Note 4)
                                         ------------   -------------

Net sales and operations                $ 600,873,833  $ 640,059,135
                                         ------------   -------------
Costs and expenses:
  Cost of sales                           521,516,063    554,943,703
  Operating expenses                       57,075,640     70,048,086
  Selling and administrative
    expenses                               11,918,513      8,453,311
  Depreciation and amortization             5,129,970      3,432,611
                                         ------------   -------------
      Total costs and expenses            595,640,186    636,877,711
                                         ------------   -------------
  Other (income)/expense:
    Interest expense                        7,631,869      8,422,797
    Interest income                      (    697,672)  (    431,948)
                                         ------------   -------------
      Total other (income)/expense          6,934,197      7,990,849
                                         ------------   -------------

Loss from continuing operations
  before members' allowances
  and income taxes                       (  1,700,550)  (  4,809,425)

  Members' allowances                    (  4,599,641)  (  5,201,258)
                                         ------------   -------------
Loss from continuing operations
 before income tax benefit               (  6,300,191)  (  10,010,683)

Benefit for income taxes                    2,520,076       4,035,938
                                         ------------   -------------
Loss from continuing operations          (  3,780,115)  (   5,974,745)

Discontinued operations (Note 3), less
  applicable income taxes of $624,336
  in 1998 and $631,514 in 1997                936,475         947,269
                                         ------------   -------------
  Net loss                              $(  2,843,640) $(   5,027,476)
                                         ============   =============


   The accompanying notes are an integral part of these financial statements.

                     UNITED GROCERS, INC., AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                       (Unaudited)      (Audited)
ASSETS                                April 3, 1998  October 3, 1997
                                       ------------     ------------

Current assets:
  Cash and cash equivalents            $ 12,326,016     $ 10,223,434
  Investments maintained for insurance
    reserves                             48,265,277       51,512,510
  Accounts and notes receivable          72,018,311       78,537,140
  Inventories                            84,451,273      102,333,350
  Other current assets                    6,676,701        7,036,284
  Deferred income taxes                  10,123,180        8,147,000
                                       ------------     ------------
       Total current assets             233,860,758      257,789,718
                                       ------------     ------------
Non-current assets:
  Notes receivable                       15,513,337       16,497,658
  Investment in affiliated companies      6,971,378        6,971,378
  Other receivables and investments       4,059,026        4,837,028
  Deferred income taxes                     553,000          553,000
  Property, plant and equipment, net     53,986,880       61,443,261
  Other non-current assets               15,813,467       17,334,943
                                       ------------     ------------
       Total non-current assets          96,897,088      107,637,268
                                       ------------     ------------
       TOTAL                           $330,757,846     $365,426,986
                                       ============     ============

   The accompanying notes are an integral part of these financial statements.

                     UNITED GROCERS, INC., AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                       (Unaudited)      (Audited)
LIABILITIES AND MEMBERS' EQUITY        April 3, 1998  October 3, 1997
                                       ------------     ------------

Current liabilities:
  Notes payable - bank                 $ 50,264,519     $ 10,191,059
  Accounts payable                       77,192,606       97,586,711
  Insurance reserves supported
    by investments                       26,611,388       26,356,436
  Compensation and taxes payable          8,150,838        8,327,715
  Other accrued expenses                  7,327,772        6,310,410
  Other current liabilities               1,804,946        1,804,946
                                       ------------     ------------

        Total current liabilities       171,352,069      150,577,277

Notes payable, net of current portion   135,868,093      187,995,051
Other liabilities                        10,610,344       11,083,678
                                       ------------     ------------

        Total liabilities               317,830,506      349,656,006
                                       ------------     ------------

Redeemable members' equity                1,120,000        1,120,000
                                       ------------     ------------

Members' equity:
Common stock (authorized, 10,000,000
     shares at $5.00 par value; issued
     and outstanding, 586,834 shares at
     April 3, 1998 and 586,834 shares
     at October 3, 1997)                  2,934,170        2,934,170
Additional paid-in capital               22,885,942       22,885,942
Accumulated deficit                    ( 14,274,895)    ( 11,431,255)
Unrealized gain on investments              262,123          262,123
                                       ------------     ------------
        Total members' equity            11,807,340       14,650,980
                                       ------------     ------------
        TOTAL                          $330,757,846     $365,426,986
                                       ============     ============

   The accompanying notes are an integral part of these financial statements.

                     UNITED GROCERS, INC., AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                        Year-to-date    Year-to-date
                                        period ended    period ended
                                        April 3, 1998  March 28, 1997
                                                       (as restated,
                                                        see Note 4)
                                        -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                             $(  2,843,640)   $(  5,027,476)
  Adjustments to reconcile net loss
    to net cash provided by
    operating activities                   8,153,216        8,053,578
                                        ------------     ------------
       Net cash provided by
       operating activities                5,309,576        3,026,102
                                        ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans to members                      (  1,647,219)    (  6,012,848)
  Collections on loans to members          2,036,482        3,373,030
  Proceeds from sale of member loans         595,058        8,282,686
  Redemption of investments                6,413,850        4,004,570
  Purchase of investments               (  3,166,617)    (  4,142,472)
  Sale of property, plant and equipment    5,807,134        4,188,606
  Purchase of property, plant
    and equipment                       (  1,192,183)    ( 11,689,321)
                                        ------------     ------------
       Net cash provided by (used in)
       investing activities                8,846,505     (  1,995,749)
                                        ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock                           -0-           44,803
  Repurchase of common stock                     -0-     (  1,493,487)
  Proceeds from (repayment of)
    long-term liabilities:
    Revolving bank lines of credit      (  8,782,760)       2,220,726
    Mortgages and notes                 (  2,028,150)       2,738,703
    Redeemable notes and certificates   (  1,242,589)    (  8,112,997)
                                        ------------     ------------
      Net cash used in
      financing activities              ( 12,053,499)    (  4,602,252)
                                        ------------     ------------
      Net increase (decrease) in cash and
      cash equivalents                     2,102,582     (  3,571,899)

Cash and cash equivalents,
  beginning of year                       10,223,434       16,509,866
                                        ------------     ------------
Cash and cash equivalents,
  end of period                        $( 12,326,016    $  12,937,967
                                        ============     ============

   The accompanying notes are an integral part of these financial statements.

                     UNITED GROCERS, INC., AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. MANAGEMENT'S STATEMENT

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of United Grocers, Inc. and subsidiaries (the Company) at April 3, 1998 and the results of operations for the quarterly and the year-to-date periods ended April 3, 1998 and March 28, 1997 and cash flows for the year-to-date periods ended April 3, 1998 and March 28, 1997. The Notes to the Condensed Consolidated Financial Statements which are contained in the 1997 Annual Report to Shareholders should be read in conjunction with these Condensed Consolidated Financial Statements.

Operating results for the period ended April 3, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending October 2, 1998, or any other period.

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

The following is a summary of the assets and liabilities of the insurance segment as of April 3, 1998:

        Assets:
           Investments                                              $ 48,265,277
           Receivables and other current assets                       22,450,400
           Long-term assets                                            1,200,674
                                                                    ------------
                                                                      71,916,351
        Liabilities:
           Insurance reserves supported by investments                26,611,388
           Accounts payable and other current liabilities             14,732,997
                                                                    ------------

        Net investment in insurance segment                         $ 30,571,966
                                                                    ============

Note 4. RESTATEMENT

In its 1997 Annual Report to Shareholders for the year ended October 3, 1997, the Company presented a restatement of its members' equity as of September 27, 1996, due to adjustments to the financial statements for the years prior to fiscal 1997. In addition, the Company recorded adjustments to its fiscal 1997 financial statements in the fourth quarter of 1997, a portion of which should have been recorded in previous quarter and year-to-date quarters. Accordingly, the condensed consolidated financial statements for the quarter and year-to-date periods ended March 28, 1997 presented here have been restated to reflect the impact of the prior period adjustments and adjustments recorded in the fourth quarter of fiscal 1997.

Note 5. SUBSEQUENT EVENTS

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year-to-date period ended April 3, 1998 ("1998") compared to year-to-date period ended March 28, 1997 ("1997").

RESULTS OF OPERATIONS

OVERVIEW

During the first half of fiscal 1998, the Company's financial condition and results of operations were affected by several significant events, including the closure of the Medford, Oregon distribution facility, the consolidation of certain California operations with Oregon staff and the implementation of a new marketing plan.

The new marketing plan is designed to encourage concentration of customers' purchases through the Company's warehouse, and to promote distribution and warehousing cost efficiencies.

NET SALES AND OPERATIONS

Net sales and operations declined 6.1% from 1997 to $600.9 million for 1998. The decline in sales is primarily due to the elimination of certain unprofitable accounts.

COSTS AND EXPENSES

Total costs and expenses decreased $41.2 million from 1997 to $595.6 million for 1998 (99.1% of sales). This compares to $636.8 million (99.5% of sales) in 1997. The components of costs and expenses are outlined below:

          Costs and Expenses as a Percent of Net Sales and Operations:

                                          Year-to-date      Year-to-date
                                          period ended      period ended
                                          April 3, 1998    March 28, 1997
                                          -------------    --------------
          Cost of Sales                       86.8%             86.7%
          Operating expenses                   9.5              10.9
          Selling and administrative
            expenses                           2.0               1.3
          Depreciation and amortization        0.8               0.6
                                              ----              ----
               Total                          99.1%             99.5%
                                              ====              ====

Operating expenses as a percent of net sales and operations decreased from 10.9% to 9.5% from 1997 to 1998. The decrease in operating expenses is primarily due to internal cost efficiencies, including the consolidation of the procurement and accounting staffs of the Company's California division with those of the Oregon staff. These cost efficiencies were partially offset by costs incurred in connection with the closure of the Company's Medford distribution facility.

OTHER INCOME/EXPENSE

Interest expense decreased $.8 million from 1997 to 1998 due to a reduction of debt.

MEMBER ALLOWANCES

In 1998, member allowances were $4.6 million (.77% of sales). This compares to $5.2 million (.81% of sales) in 1997. The decrease is due to changes in the Company's marketing plan.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

In 1998, the Company provided $5.3 million in cash from its operations, compared to $3.0 million in 1997. The increase is due primarily to reductions in accounts receivable and inventory, partially offset by reductions in accounts payable.

CASH FLOWS FROM INVESTING ACTIVITIES

In 1998, the Company provided $8.8 million in cash from investing activities. This compares to the $2.0 million in cash used by investing activities in 1997. Cash flows from investing activities increased primarily due to a reduction in capital expenditures and an increase in the redemption of investments by the Company's insurance subsidiary.

CASH FLOWS FROM FINANCING ACTIVITIES

In 1998, the Company's financing activities used $12.1 million in cash compared to a use of cash of $4.6 million in 1997. The increase in cash used for financing is a result of debt reductions in 1998.

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

Part II

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit 27 Financial Data Schedule

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed  during  the  quarterly  period  ended
        April 3, 1998. The most recent report on Form 8-K was filed by the Company on December 22, 1997, reporting the determination by management that the previously issued financial statements for the fiscal year ended September 27, 1996, and subsequent interim periods should be restated.

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