Form 10-K405
period 1998-10-02
UNITED GROCERS INC /OR/
filed 1999-01-20
CIK 225966

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                    For the fiscal year ended October 2, 1998
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes . No X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. --X--

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

$29,046,121 (computed on basis of 1998 adjusted book value and number of shares outstanding at January 15, 1999).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

523,165 shares of common stock, $5 par value, as of January 15, 1999.

Documents incorporated by reference:   None

                                     PART 1
Item 1. Business

        The registrant, United Grocers, Inc. ("United" or "the Company"), is an Oregon business corporation primarily engaged in the wholesale grocery and food service distribution business. The Company was organized in 1915 and operates and is taxed as a cooperative.

        The Company supplies groceries and related products to independent retail grocers located in Oregon, Western Washington and Northern California. In addition, the Company and certain of its wholly owned subsidiaries provide many services needed for the operation of a grocery business. These services include marketing assistance, engineering, accounting, and financing.

        During fiscal 1998, the Company sold its Cash & Carry division and insurance subsidiaries. Further information on these transactions is found in
Item 7 of this report.


Membership

        Independent retail grocers within United's market area are eligible to apply for membership. All applicants for membership are subject to approval by United's board of directors on the basis of financial responsibility and operational ability. On approval, and subject to compliance with applicable securities laws, applicants are required to purchase shares of United's common stock ("Membership Stock"). United had 250 members operating a total of approximately 353 retail grocery stores at October 2, 1998. At October 3, 1997, United had 254 members operating 359 retail grocery stores.

        By pooling the buying power of its members, United is able to purchase goods in large quantities at prices lower than the prices generally available to independent retail grocers. The savings from the bulk purchases are passed along to members in the form of rebates, allowances and patronage dividends.

        United may also pay its members annual patronage dividends based on the overage, or excess of net sales over cost of goods sold, on sales to members for the year. Each year United's board of directors determines the portion of the overage which may be distributed as patronage dividends. Decisions concerning the portion of the overage to be retained are based upon various factors including United's future capital needs and the amount of earnings available from operations not qualifying for distribution as patronage dividends. The patronage dividends, if any, are allocated among the members in proportion to the contribution to United's gross profit (before rebates and allowances) attributable to their purchases from United. Any patronage dividends have historically been paid partly in cash and partly in Membership Stock.

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

        Members can receive finance services from United's subsidiary, United Resources, Inc.("United Resources"). United Resources makes loans and provides other financial services to members. Loans to members are generally made at one and three quarters to two and one quarter percentage points over the prime interest rate. Such loans generally are for terms of one to ten years. Loan funds are obtained under a note purchase agreement with National Consumer Cooperative Bank at rates varying with market interest rates. At October 2, 1998, the aggregate principal amount of member loans outstanding due the subsidiary was $15,744,218. The subsidiary's interest income for the year then ended was approximately $1,261,000. In the normal course of its activities, United Resources acquires retail stores through foreclosure or purchase and operates them on a temporary basis. United Resources owned four such stores at October 2, 1998. During 1998, United Resources acquired three stores through foreclosure, and disposed of three stores through sale or closure. During 1997, United Resources acquired two stores through foreclosure, and disposed of two stores through sale or closure.

        United, where appropriate, leases retail space and subleases the space to qualified members to enable them to obtain prime commercial space. At October 2, 1998, United was obligated on 47 such leases, compared to 49 such leases at October 3, 1997. During 1996, the Company changed its policy of requiring lease insurance on subleases whereby United is the main lessee, and replaced the lease insurance with a program whereby United recognizes profits on its subleases to compensate the Company for its sublease risk. See Notes to Consolidated Financial Statements for more information on these subleases.

Technology

        During 1998, United Grocers strategically focused its Information Services group on building systems platforms to allow for future growth, and doing maintenance on existing systems for peak performance and to minimize any difficulty with the "Year 2000" problem. Further discussion of "Year 2000" preparations is found in Item 7 of this report.

        In the Retail Systems area, United Grocers has continued to build strategic computer system platforms that will assist independent retail grocers in competing in today's marketplace against the large chains. To take advantage of the economies of scale enjoyed by retail chains with the development, purchase, implementation, and support of computer systems, United has taken a strong leadership role in providing a high-quality, standard computing package for its retail customers. This standard platform has been marketed under the name Project Enterprise.

        Project Enterprise bundles software, hardware, network connections, and maintenance together into a single product offering. The Project Enterprise platform includes an integrated store processor (I.S.P.), United's U-Link family of services, a laser printer, and United's Ready Pay electronic payment system. This entire system is placed in the retail location and store personnel are trained by United staff. The retailer's only financial responsibility is to pay a weekly fee for the use of the system. Project Enterprise has allowed United to make a strong computing system affordable to its retailers while providing volume discounts for hardware and maintenance. United believes it can now leverage and build upon these systems in a similar fashion as in a standardized chain environment. The United Retail Systems group has implemented 10 Project Enterprise systems this year, resulting in a total of 153 systems implemented at October 2, 1998.

Food Service Distribution

        The Company's food service distribution operations were sold in May of 1998 to a national operator of "Cash & Carry" type grocery outlets. Also sold during 1998 was a subsidiary, Rich and Rhine, Inc., which targeted sales to convenience stores. The Company continues to supply products to the Cash & Carry stores through an agreement with the new owner. Further discussion of these transactions is found in Item 7 of this report.

Insurance

         The Company's insurance operations were sold in July of 1998. Results of insurance operations for the 1997 and 1998 years are included under the heading "Discontinued Operations," in the Consolidated Financial Statements included in this report. Further discussion of this transaction is found in Item 7 of this report.


Competition

         The grocery industry is characterized by intense competition. United's wholesale grocery marketing area includes Oregon, Northern California and Western Washington. United's principal competitors are two national grocery wholesalers (which because of their operations in other areas are larger than United) and four regional grocery wholesalers.

         Other competitors include a number of local grocery wholesalers, many of whom are limited to special product lines, such as candy, meat or produce, or sell only to limited market segments, such as restaurants or institutions. United also competes with a significant number of producers which market their products directly to retailers and with several chain store organizations which control both their wholesale and retail operations.

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

         Recent trends in the results of the Company's member stores have continued. In general, members outside major metropolitan areas, and those operating newer stores, price oriented or super store formats registered various gains in unit volume. Members operating average-sized conventional stores generally registered smaller unit volume increases. As a result of these trends, the Company's member unit volume in the distribution segment increased approximately 3% in 1998 and 2% in 1997.

Employees

         United employed approximately 1,200 persons at October 2, 1998. Approximately 810 of its employees are members of Teamster or other unions.

         United's collective bargaining agreements expire in April, 2001. The Company considers its employee relations to be satisfactory.

Supplies

         United purchases goods from a wide variety of sources ranging from local farmers to large multinational corporations. United attempts to obtain the lowest possible price by pooling the buying power of its members. United is not dependent on any single supplier and the loss of any single supplier would not have a material effect on its business.

         United is one of the six stockholders of Western Family Holding Company, a corporation which pools the buying power of its stockholders in order to obtain lower cost merchandise. Purchases from Western Family Holding Company, which accounted for about 11% of United's total purchases in fiscal 1998 and fiscal 1997, are distributed under labels such as "Western Family."

         United's operations are not of a type which ordinarily result in the discharge of significant quantities of pollutants. United believes that its operations substantially meet or exceed all applicable environmental regulations.


Income Taxes

         United operates and is taxed as a cooperative. Accordingly, patronage dividends are not included in United's taxable income but are instead taxed to the individual members receiving the patronage dividends. The Internal Revenue Code of 1986, as amended ("Code") requires that not less than 20 percent of each member's patronage dividend be paid in cash. United's patronage dividend policy meets that requirement, providing for cash payments of up to 100% of dividends based on ratios of the value of stock holdings by member stores to their average weekly purchases, and total number of shares of stock owned. Patronage dividends not paid in cash are paid in additional Membership Stock, subject to compliance with applicable securities laws. Members are required to agree to abide by all United's bylaw provisions, including those applicable to Federal income taxation of patronage dividends. Accordingly, members must report as taxable income the total amount of patronage dividends, whether paid in cash or Membership Stock, in the year such patronage dividends are received, and such amounts are not taxable to United.

         United is taxed on income which does not qualify for distribution as patronage dividends and on the portion of income which is not distributed to members. United's subsidiaries retain all profits (or losses) from their operations and are part of the consolidated Federal income tax return.

Government Contract Business

         The Company does not generate significant business based upon contracts with local, state or federal government entities.

Forward-Looking Statements

         Statements above regarding future events or performance are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. As with all forward-looking statements, the forward-looking statements made by the Company herein are subject to uncertainties that could cause actual results to differ materially from those projected, including without limitation, uncertainties inherent in business plans and the changing of business methods, uncertainties related to the response of customers and suppliers to changing business strategies, and uncertainties concerning the outcome of sales of subsidiaries or divisions.


Item 2.  Properties

         United operates four distribution centers. Two of the centers are owned; the other two are leased. Its main distribution center (owned), located in Milwaukie, Oregon, contains over 815,000 square feet of warehouse space situated on a 62-acre site owned by United. Also at this location are 84,900 square feet of office space, a 20,000-square-foot truck repair shop, and a 114,000-square-foot frozen food distribution center.

         United's Southern Oregon division distribution center (owned), located in Medford, Oregon, contains approximately 200,000 square feet of warehouse space, plus related office and maintenance areas. In December 1998, the Company sold the Medford warehouse and will lease back approximately 30% of the facility.

         Its California grocery distribution center (leased), located in Modesto, California, contains over 275,000 square feet of warehouse space situated on a 30-acre site. Also at this location are 12,900 square feet of office space, and a 10,000-square-foot truck repair shop.

        United's California refrigerated distribution center (leased), located in Tracy, California, contains approximately 160,000 square feet of refrigerated warehouse space, with areas for fresh meats and deli products and frozen foods. Also at the site are related office and maintenance areas.

         United's distribution center warehouses are modern, one floor, sprinklered, concrete construction buildings. Two of the warehouses are subject to various mortgages, the terms of which are summarized in the Notes to the Consolidated Financial Statements.

         United and its subsidiaries operate a truck fleet consisting of 140 tractor cabs and 300 dry freight and refrigerated semitrailers, including both owned and leased units.

         United leases a mainframe computer, together with related peripheral equipment, under various leases expiring in December 1999.

         United, as described under "Services," is also the prime lessee of certain retail stores, which are subleased to members, totaling approximately
1.2 million square feet. Further, United and its subsidiaries are the lessees and operators of three retail stores acquired through foreclosure and purchase totaling an additional 99,000 square feet. United owns an additional retail store occupying approximately 70,000 square feet.


         United leases several warehouses with lease terms and rents as follows:

                                    Area in           Lease         Monthly
Facility Type     Location          Square Feet       Expiration    Rent
-------------     --------          -----------       -----------   ----
Warehouse         Santa Rosa, CA      244,000            7/27/05   $80,250
                  Modesto, CA         275,000            7/27/05   $74,250
                  Tracy, CA           160,166            7/27/05   $84,888
                  Portland, OR         16,000            6/30/02   $ 7,236
                  Milwaukie, OR         9,600            9/30/00   $ 2,836
                  Milwaukie, OR        14,097           12/31/02   $15,272
                  Woodland, CA         68,400           10/01/05   $24,640


Item 3.  Legal Proceedings

         The Company is a party to routine legal proceedings not expected to have a material effect on its business.


Item 4.  Submission of Matters to a Vote of Security Holders

         At the annual meeting of the shareholders of the Company held on February 25, 1998, Floyd West, Peter J. O'Neal, and Mary J. McDonald were elected to replace those directors whose terms had expired. The number of votes received by each of the six nominees was as follows:

                         Floyd West          117
                         Peter J. O'Neal     116
                         Mary McDonald       106
                         Arthur Maybrun       51
                         Richard Harges       35
                         Richard Morgan, Jr.  33

In addition, Ron Mancasola, Robert A. Lamb, Richard L. Wright, James F. Glassel, Kenneth W. Findley, and Gaylon G. Baese continued their terms as directors following the annual meeting. In June 1998, Mr. Mancasola resigned and was replaced by Kenneth Tucker in July 1998.

         At the annual meeting of the shareholders of the Company held on January 15, 1999, Kenneth Tucker, Gordon E. Smith, and Richard L. Wright were elected to replace those directors whose terms had expired. The number of votes received by each of the six nominees was as follows:

                         Kenneth Tucker      116
                         Gordon E. Smith      86
                         Richard L. Wright    86
                         Gordon Atterbury     77
                         Ron Ridgway          72
                         William Danielson    47

In addition, Floyd West, Peter J. O'Neal, Mary J. McDonald, James F. Glassel, Kenneth W. Findley, and Gaylon G. Baese continued their terms as directors following the annual meeting.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         There   is  no   market   for   United's   Common   Stock,   which   is
non-transferable. The approximate number of holders of United's Membership Stock as of October 2, 1998, was 250.

         United's earnings are distributed only in the form of patronage dividends. Accordingly, no earnings are available for the purpose of paying dividends on Membership Stock.

Item 6.  Selected Financial Data

         Consolidated revenues by principal product lines and services appear in the following table:

                                        For Fiscal Year Ended
                               October 2, 1998          October 3, 1997
                               ===============          ===============
                                        (dollars in thousands)
                                    Percentage                  Percentage
                                     of Total                    of Total
Product or                 Revenue   Revenue          Revenue    Revenue
Service

Grocery (1)                562,121     47.83            715,340    54.75
Dairy & Deli               137,933     11.74            114,045     8.73
Meat                        73,040      6.21             59,990     4.59
Produce                     50,970      4.34             45,772     3.50
Frozen Foods                80,708      6.87             63,136     4.83
Gen. Merchandise            47,190      4.02             47,044     3.60
Institutional (2)          212,045     18.04            247,509    18.94
Retail Services             10,010      0.84             11,124     0.85
Store Finance                1,262      0.11              2,642     0.21
     Total               1,175,279    100.00          1,306,602   100.00


  (1) Grocery revenues include sales from retail stores operated on a temporary basis.
  (2)  Institutional revenues include sales of all product lines.

         The following balance sheet data at October 2, 1998 and October 3, 1997, and the statement of operations data for the years ended October 2, 1998 and October 3, 1997, have been derived from audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The data should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

                              Fiscal Years Ended
                               Oct 2,      Oct 3,
                                1998        1997
                               -------    -------
                            (dollars in thousands, except per share amounts)

Statement of Operations:
  Net sales and operations $1,175,279  $1,306,602
  Income (loss) from
  continuing operations
  before members'
  patronage dividends,
  income taxes
  and accounting change        21,194     (21,627)
  Patronage dividends             -0-         -0-
  Net income (loss)            19,760     ( 8,660)
Balance Sheet:
  Working capital              31,152     107,213
  Total assets                233,642     365,427
  Long-term liabilities        85,444     199,079
  Members' equity              31,343      14,651

  Adjusted book value per
  share                        55.52       20.54


Notes to Selected Financial Data

         A. Data concerning net income (loss) per common share and cash dividends per common share is omitted because United is a cooperative.

         B. Adjusted book value per share is computed by adding total members' equity at year end and pending stock issuances, less unrealized gain on investments and undistributed equity from investments accounted for on the equity method and dividing the resulting number by shares outstanding at year end (including pending issuances).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Fiscal 1998 was a year of major changes for the Company. These changes were a result of the Company's decision to increase the emphasis on the "core" business activity, grocery product distribution. The result of these changes on the consolidated financial statements is to make some of the results of operations and balance sheet balances less comparable when reviewing years side by side. The effect of these changes on the consolidated financial statements will be described as part of this discussion in the appropriate sections.

         During fiscal 1997, the Company experienced significant losses from one-time adjustments in the areas of reserving for uncollectible receivables and reserving for losses on retail leases and retail developments.


DISCONTINUED OPERATIONS

         In September 1997, the Company's management and Board of Directors approved a plan whereby the insurance operations would be sold to an unrelated party. Accordingly, the results of operations of the insurance segment have been presented as "discontinued operations" in the accompanying statements of operations.

         The sale was completed on July 8, 1998 to Orion Capital Corporation. Net proceeds from the sale of the stock of the Company's insurance subsidiary totaled approximately $35 million, resulting in a pre-tax gain of approximately $5.4 million, which was recorded in the fourth quarter of fiscal 1998, and is shown on the Consolidated Statement of Operations following the heading "Gain on disposal of insurance segment." Proceeds from the sale were used to reduce the Company's long-term debt. The sale contract requires that the Company apply for a change to the zoning of the office building used in the insurance operations. If the zoning change is not approved, the company has agreed to repurchase the building for approximately $5.1 million.

The following is a summary of the assets and liabilities of the insurance segment as of July 3, 1998:

        Assets:
        Investments                                             $ 45,993,980
        Receivables and other current assets                      28,646,171
        Long-term assets                                             732,676
                                                                ------------
                                                                  75,372,827
        Liabilities:

        Insurance reserves                                        27,762,408
        Accounts payable and other current liabilities            16,393,079
                                                                ------------

        Net investment in insurance segment                     $ 31,217,340
                                                                ============

The sale of the insurance segment is estimated to have a positive effect on the income of the Company during fiscal 1999 and beyond. The overall decline in sales and operating income will be more than offset by a reduction of interest expense related to the reduction in debt levels.

SALE OF RETAIL OPERATIONS

On May 1, 1998, the Company completed the sale of its Rich and Rhine, Inc. subsidiary to Kero Corporation. The purchase price consisted of $3.5 million in cash, plus a promissory note of approximately $1.3 million. The promissory note is collateralized by a pledge of the common stock of the buyer.

On May 15, 1998, the Company completed the sale of its Cash & Carry division to Smart & Final Inc. The net sales proceeds consisted of $38.0 million in cash, plus a $17.5 million, 5-year unsecured note. The gain is shown on the "Gain from sale of Cash & Carry division" line of the Consolidated Statement of Operations.

The sale of the retail operations is projected to have a positive effect on the income of the Company during fiscal 1999 and beyond, in part due to a supply agreement with the purchaser of the Cash and Carry operations and a reduction in interest expense related to the reduction in debt levels.

YEAR 2000 PREPARATIONS

This section captioned "Year 2000 Preparations" and other statements about Year 2000 issues are "Year 2000 Readiness Disclosures" pursuant to the Year 2000 Information and Readiness Disclosure Act.

The Company is addressing possible Year 2000 (Y2K) problems with a systematic approach. To make a smooth transition into the next century, the Company has entered into a "Year 2000 Project," comprised of four major areas of concern -
(1) Infrastructure (Hardware & Operating System Software), (2) Applications Software, (3) Third Party Suppliers (Trading Partners, Banks, Utilities), and
(4) Process Control and Instrumentation (Embedded Systems).

Area -1- The Infrastructure area consists of hardware and operating system software. Updating in this area is on schedule and the Company estimates that approximately 90 percent of the items identified in this area had been completed as of November 21, 1998. The testing phase is ongoing as the remaining items are corrected or replaced.

All infrastructure item tasks are expected to be completed by March 31, 1999.

Area -2- The Application Software area consists of conversion of software that is not Year 2000 compliant, and where available the replacement of such software from the vendor. The Company has engaged Applied Decisions USA, Inc. to assist in project management, and in conversion and testing of certain non-compliant application software code.

The Company estimates that the conversion phase was 95 percent complete as of November 21, 1998 and full conversion will be completed by March 31, 1999. The testing phase is progressing in an organized fashion as the software is repaired or replaced. The testing is ongoing.

The Company uses software from The Armature Company for warehousing and purchasing functions. "Year 2000" compliant software installation was completed on November 21, 1998.

Area -3- The Third Party Suppliers area includes the identification and prioritizing of critical suppliers, financial institutions, and utilities, and communicating with them about their plans and progress in addressing the Year 2000 issue. The Company has identified and contacted 4,324 suppliers requesting information on their plans and progress on the Year 2000 issue. As of December 4, 1998, the Company had received a response from 69 percent of the identified suppliers. Responses from the identified suppliers indicate progress in addressing the Year 2000 issue, with a majority of the responses expecting full compliance by September 30, 1999. The Company has a follow-up plan in place scheduled through the remainder of 1999. Contingency planning in this area is scheduled to begin in January 1999, with the completed plan in place by June 30, 1999.

Area -4- The Process Control and Instrumentation area consists of identification and prioritization of hardware and software associated with embedded chips used in operation of all facilities of the Company. The Company has identified and corrected 80 percent of the identified items. The remaining 20 percent will be completed by September 30, 1999. Contingency planning in this area is scheduled to begin in January 1999 and completed by September 30, 1999.

The major phases associated with the Year 2000 Project are: (A) Inventory of potential Year 2000 items; (B) Assigning priorities to the items identified as material to the Company; (C) Assessing the Year 2000 compliance of the inventoried items; (D) Repairing or replacing material items that are determined not to be year 2000 compliant; (E) Testing material items; and (F) Developing contingency and business continuation plans for each functional area and Company location.

On November 21, 1998, the Inventory, Prioritization, and Assessment phases (phases A, B and C) of the Project were declared completed.

Phase D - Material items are those identified by the Company that affect the ability of the Company to perform its core business functions, that support the Company's customer base, or that affect revenues. All material items had been repaired or replaced as of December 31, 1998.

Phase E - Full systems testing is scheduled to commence in January 1999, and completion is expected by June 30, 1999. Vendor software upgrades continue on schedule.

Phase F - Contingency planning for all areas is ongoing and is to be completed by June 30, 1999.

         Cost - The estimated cost of the Year 2000 Project is approximately $5.6 million. The total amount expended on the project through December 31, 1998 was $2.7 million, of which approximately $2.5 million related to the cost of conversion or replacement of application software, $150,000 related to the replacement of hardware, and $50,000 related to the cost of identifying and communicating with Third Party Suppliers. The estimated future cost of completing the Year 2000 Project is estimated to be $2.9 million - $ 2.8 million for replacement of software and related hardware, and $ 100,000 to identify and communicate with third party suppliers, and to repair or replace embedded systems.

         Risks - The failure to correct material Year 2000 issues could result in interruption in, or failure of, key core business processes. The most likely worst case scenario is business being partially or totally disrupted for a period of a few hours to one week.

         Safety Net Preparation - The Y2K team has, as part of their project, been identifying manual or modified processes that would need to be employed in the unlikely event that some of the upgrades fail.


Net Sales and Operations

         During fiscal year 1998, net sales and operations decreased 10.1 % to $1,175.3 million. This compares to net sales and operations in 1997 of $1,306.6 million. Income from continuing operations before members' allowances and income taxes increased $46.6 million to $35.3 million (3.00% of net sales). This compares to a loss of $11.3 million (0.86% of net sales) in 1997.

         During 1998, the decrease in net sales and operations was primarily attributable to the distribution segment which experienced a decline in sales, primarily due to the elimination of certain unprofitable accounts. The Company has a supply agreement with the purchaser of the Cash & Carry operations and does not expect any reduction of sales during fiscal 1999 related to the sale of the Cash & Carry division.

         In 1998, the Company had increased profits within its distribution segment from one-time gains on sales of its Cash & Carry division and other businesses and properties, and lower operating losses at Company-owned retail stores. These profit gains were offset by increased operating expenses in the distribution segment due to cost inflation and system integration activities.

Gross Operating Income

         Gross operating income (net sales less cost of sales and member allowances) decreased to $145.9 million (12.4% of sales) in 1998 from $162.6 million (12.4% of sales) in 1997. The decline in gross operating income is consistent with the decline in net sales discussed above. During 1999, the Company expects gross operating income to decline slightly as the sales from the former Cash & Carry division are reported at a wholesale level, which is lower than the retail sale level, which was used through the time of sale of the division.

Operating, Selling, and Administrative Expenses

         In 1998, operating, selling, and administrative expenses decreased $17.7 million to $134.2 million (11.4% of sales). In 1997, these expenses were $151.9 million (11.6% of sales). The dispositions of the insurance segment and the food service division are expected to have a negligible effect on these expenses in fiscal 1999.

The components of these expenses are summarized below:


                                          Percent of Total Net Sales
                                            1998              1997
                                            ----              ----

Salaries and Wages                          6.3                6.0
Rents, Maintenance, and Repairs             2.0                2.0
Taxes, Other Than Income                    0.8                0.8
Utilities, Supplies, and Services           1.0                1.1
Other Expenses                              1.1                0.9
Provision for Doubtful Accounts             0.2                0.8
                                            ---               ----
Total                                      11.4               11.6
                                           ====               ====

         During 1998, total operating, selling, and administrative expenses decreased primarily due to lower unit volume in the distribution segments.

         The provision for doubtful accounts was $2.4 million (0.2% of sales) in 1998. This compares to $9.9 million (0.8% of sales) in 1997. The decrease in the provision relates to certain one-time adjustments recorded in fiscal 1997 to reserve for uncollectible accounts. In 1998, the reserve decreased by $11.0 million primarily due to write-offs of amounts previously reserved.

         Interest expense decreased $2.7 million to $13.6 million (1.2% of sales) in 1998. This decrease was primarily due to lower debt levels associated with sales of assets and the insurance segment.

Net Income and Income Taxes

         In 1998, income from continuing operations before income taxes was $21.2 million compared to a loss of $21.6 million in 1997.

         Discontinued operations include net income from the operations of the insurance segment, which decreased from $2.5 million in 1997 to $1.4 million in 1998, primarily due to the sale of the insurance operations in July, 1998. In addition, a $3.4 million net gain was realized in 1998 as a result of the sale.

         In 1998, the Company recognized $1.7 million, net of income taxes of $1.2 million, as the cumulative effect on prior years of changing the method of amortizing the unrecognized net gain in the Company's defined benefit pension plan. This change was recorded in the fourth quarter of fiscal 1998 in connection with the Company's decision to utilize a 3-year amortization of the unrecognized gain, versus the minimum method allowed under generally accepted accounting principles. The Company believes the change more currently recognizes the effects of changes in the actuarial assumptions and differences between the assumptions used and the actual experience. The effect of this change on 1998 results if operations was to increase income from continuing operations by $996,000, net of income taxes of $664,000.

         Net income was $19.8 million (1.7% of sales) in 1998, an increase of $28.4 million from a loss of $8.7 million (0.7% of sales) in 1997.

         The effective income tax rate changed from 50.4% in 1997 to 37.8% in 1998. The higher effective rate in 1997, was due to the reversal of a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow From Operating Activities

         In 1998, the Company used $13.5 million in cash in its operating activities. A decrease in accounts payable partially offset by a decrease in inventory were the major factors involved. In 1997, operating activities provided $12.9 million of cash.

Cash Flow From Investing Activities

         In 1998, the Company generated $88.2 million from its investing activities, with the sale of business units, investments and other assets being the biggest factors. In 1997, the Company used $1.9 million in investing, with the proceeds of asset sales being offset with purchases of property, plant and equipment.

Cash Flow From Financing Activities

         In 1998, the Company used $83.7 million in its financing activities. Repayments of debt in 1998 were primarily made using proceeds from sales of the insurance segment and Cash & Carry division. In 1997, the Company used $17.3 million in similar efforts.

Capital Resources

         Working capital decreased $76.1 million from $107.2 million at October 3, 1997 to $31.1 million at October 2, 1998. The primary reasons for the decrease are the sale of the insurance segment and the Cash & Carry division, the proceeds from which were used to reduce debt.

         As of October 2, 1998, the Company had $36.1 million in unused credit lines available. Amounts available under the Company's credit facilities are subject to reduction by the lender being permitted to establish availability reserves based upon certain events, conditions, contingencies or risks which it may in good faith determine.

         At October 2, 1998, the Company was in compliance with all financial covenants with its lenders.

RECENT ACCOUNTING PRONOUNCEMENTS

         During the first quarter of 1998, the Company adopted Financial Accounting Standards Board (FASB) SFAS No. 130, Reporting Comprehensive Income, which establishes requirements for disclosure of comprehensive income. The objective of SFAS No. 130 is to report a measure of all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income did not differ significantly from reported net income in the periods presented.

         In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and earns revenues and its major customers. The statement is effective for fiscal years beginning after December 15, 1997.

         In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. The statement is effective for fiscal years beginning after December 15, 1997.

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999.

         The Company's management has studied the implications of SFAS Nos. 131 and 132, and based on the initial evaluation, expects the adoption to have no impact on the Company's financial condition or results of operations, but will require revised disclosures when the respective statements become effective. The Company's management has studied the implications of SFAS No. 133 and based on the initial evaluation, expects the adoption to have no impact on the Company's financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

      Statements above and elsewhere in this Form 10-K regarding future events or performance are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. As with all forward-looking statements, the forward-looking statements made by the Company herein are subject to uncertainties that could cause actual results to differ materially from those projected, including without limitation, uncertainties inherent in business plans and the changing of business methods, uncertainties related to the response of customers and suppliers to changing business strategies, and uncertainties concerning the outcome of sales of subsidiaries or divisions.


Item 7A  Quantitative and Qualitative Disclosures about Market Risk

         The Company does not currently use derivative financial instruments for speculative purposes which expose the Company to market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its long-term debt. Information required by this item is set forth in Notes 7 and 20 of the Notes to Consolidated Financial Statements, and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data


                      UNITED GROCERS, INC. AND SUBSIDIARIES
                      -------------------------------------

                        CONSOLIDATED FINANCIAL STATEMENTS

         FOR THE FISCAL YEARS ENDED OCTOBER 2, 1998 AND OCTOBER 3, 1997
         --------------------------------------------------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----

Report of independent accountants on financial statements                    F-1
---------------------------------------------------------

Consolidated financial statements
---------------------------------

    Consolidated balance sheets                                              F-2

    Consolidated statements of operations                                    F-3

    Consolidated statements of members' equity                               F-4

    Consolidated statements of cash flows                                    F-5

    Notes to financial statements                                         F-6-32

Report of independent accountants on
         financial statement schedule                                       F-33

Supplemental information
------------------------

Financial statement schedules
-----------------------------

    Schedule II     -    Valuation and qualifying accounts                  F-34

[Graphic - PricewaterhouseCoopers logo]

                                         PRICEWATERHOUSECOOPERS LLP
                                         1300 Southwest Fifth Avenue  Suite 3100
                                         Portland  OR 97201-5638
                                         Telephone (503) 417 2400

                       Report of Independent Accountants
                       ---------------------------------

January 8, 1999

To the Board of Directors
United Grocers, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, members' equity and cash flows present fairly, in all material respects, the financial position of United Grocers, Inc. and Subsidiaries (the Company) as of October 2, 1998 and October 3, 1997 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, during the year ended October 2, 1998, the Company changed its method of amortizing the unrecognized gains and losses in connection with its defined benefit plan.

                                     PricewaterhouseCoopers LLP

UNITED GROCERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
October 2, 1998 and October 3, 1997
(in thousands, except share data)



                                ASSETS                                        1998          1997

Current assets:
     Cash and cash equivalents                                              $   1,294     $  10,223
     Investments restricted or maintained for insurance reserves                             51,513
     Accounts and notes receivable, net                                        67,269        78,537
     Inventories                                                               68,898       102,333
     Other current assets                                                       5,115         7,037
     Deferred income taxes                                                      1,526         8,147
                                                                            ---------     ---------

       Total current assets                                                   144,102       257,790

Notes receivable, net                                                          29,201        16,498
Investments in affiliated companies                                             3,360         6,971
Other receivables                                                               3,033         4,837
Deferred income taxes                                                                           553
Other assets, net                                                              16,032        17,335
Property, plant and equipment, net                                             37,914        61,443
                                                                            ---------     ---------

                                                                            $ 233,642     $ 365,427
                                                                            =========     =========


                    LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
     Notes payable, current portion                                         $  41,159     $  10,191
     Accounts payable                                                          59,676        97,587
     Insurance reserves                                                                      26,356
     Compensation and taxes payable                                             6,335         8,328
     Other current liabilities                                                  5,780         8,115
                                                                            ---------     ---------

       Total current liabilities                                              112,950       150,577

Notes payable, net of current portion                                          74,434       187,995
Deferred gains on sale-leasebacks                                               1,257         3,650
Deferred income taxes                                                           2,233
Other liabilities                                                               7,520         7,434
                                                                            ---------     ---------

       Total liabilities                                                      198,394       349,656
                                                                            ---------     ---------

Commitments and contingencies

Redeemable members' equity                                                      3,905         1,120
                                                                            ---------     ---------

Members' equity:

     Common stock -- authorized, 10,000,000 shares at $5.00 par value;
     issued and outstanding,
          523,955 and 586,834 shares, respectively                              2,620         2,934
     Additional paid-in capital                                                20,394        22,886
     Retained earnings (accumulated deficit)                                    8,329       (11,431)
     Unrealized gain on investments                                                             262
                                                                            ---------     ---------

       Total members' equity                                                   31,343        14,651
                                                                            ---------     ---------

                                                                            $ 233,642     $ 365,427
                                                                            =========     =========

The accompanying notes are an integral part of the consolidated financial statements.

UNITED GROCERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended October 2, 1998 and October 3, 1997
(in thousands)


                                                                              1998          1997


Net sales and operations                                                   $ 1,175,279   $ 1,306,602
                                                                           -----------   -----------

Costs and expenses:
     Cost of sales                                                           1,015,268     1,133,690
     Operating expenses                                                        114,595       129,494
     Selling and administrative expenses                                        19,565        22,425
     Depreciation and amortization                                              10,416        11,483
                                                                           -----------   -----------

                                                                             1,159,844     1,297,092
                                                                           -----------   -----------

Other income (expense):
     Interest expense                                                          (13,585)      (16,307)
     Interest income                                                             2,206           733
     Gain on sale of Cash & Carry division                                      29,033
     Gain (loss) on write-down or disposition of assets, net                     2,213        (5,214)
                                                                           -----------   -----------

                                                                                19,867       (20,788)
                                                                           -----------   -----------

       Income (loss) from continuing operations before members'
       allowances and income taxes                                              35,302       (11,278)

Members' allowances                                                            (14,108)      (10,349)
                                                                           -----------   -----------

       Income (loss) from continuing operations before income taxes             21,194       (21,627)

Income tax benefit (provision)                                                  (7,939)       10,466
                                                                           -----------   -----------

       Income  (loss) from  continuing  operations,  before  cumulative
       effect of a change in accounting principle                               13,255       (11,161)

Discontinued operations:
     Income from operations of insurance segment (less income taxes of
     $903 and $1,666, respectively)                                              1,355         2,501
     Gain on  disposal  of  insurance  segment  (less  income  taxes of
     $2,000 for 1998)                                                            3,403
                                                                           -----------   -----------

       Income   (loss)  before   cumulative   effect  of  a  change  in
       accounting method                                                        18,013        (8,660)

Cumulative  effect on prior  years (to  October  3,  1997) of  changing methods of amortizing the unrecognized net gain in the Company's defined benefit pension plan (less income taxes of
       $1,165 for 1998)                                                          1,747
                                                                           -----------   -----------

       Net income (loss)                                                   $    19,760   $    (8,660)
                                                                           ===========   ===========

       Pro forma  net  income  (loss),  assuming  the new  amortization
       method is applied retroactively                                     $    18,013   $    (8,342)
                                                                           ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

UNITED GROCERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY for the years ended October 2, 1998 and October 3, 1997
(in thousands, except share data)



                                                                 Retained
                                Common Stock        Additional   Earnings       Unrealized
                              ------------------     Paid-in   (Accumulated      Gain on
                              Shares     Amount      Capital      Deficit)      Investments      Total
                              ------     ------      -------      --------      -----------      -----
Balances, September 27,
1996 (as restated -
   see Note 2)                638,451    $ 3,192    $ 24,224    $   (1,883)       $  200       $ 25,733

     Common stock issued       13,775         69         780                                        849

     Repurchase of common
     stock                    (34,609)      (173)     (1,152)         (888)                      (2,213)

     Redemptions pending      (30,783)      (154)       (966)                                    (1,120)

     Net loss                                                       (8,660)                      (8,660)

     Change in unrealized
     gain on investments                                                              62             62
                              -------    -------    --------    ----------        ------       --------

Balance, October 3, 1997      586,834      2,934      22,886       (11,431)          262         14,651

     Repurchase  of common
     stock                       (577)        (3)        (18)                                       (21)

     Redemptions pending      (62,302)      (311)     (2,474)                                    (2,785)

     Net income                                                     19,760                       19,760

     Change in  unrealized
     gain on investments                                                            (262)          (262)
                              -------    -------    --------    ----------        ------       --------

Balance, October 2, 1998      523,955    $ 2,620    $ 20,394    $    8,329        $    -       $ 31,343
                              =======    =======    ========    ==========        ======       ========


The accompanying notes are an integral part of the consolidated financial statements.

UNITED GROCERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended October 2, 1998 and October 3, 1997
(in thousands)

                                                                              1998         1997

Cash flows from operating activities:
     Net income (loss)                                                     $   19,760   $   (8,660)
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
       Depreciation and amortization                                           10,522       11,842
       (Gain) loss on write-down or disposition of assets                      (2,213)       5,214
       Gain on disposal of discontinued operations                             (5,403)
       Gain on sale of Cash & Carry division                                  (29,033)
       Equity in earnings of affiliated companies                                 (41)        (107)
       Deferred income taxes                                                    9,407       (8,700)
       Changes in assets and liabilities:
          Accounts receivable                                                  (6,932)      (2,962)
          Inventories                                                           7,900        2,312
          Other assets                                                         (1,731)         (96)
          Accounts payable                                                    (11,465)      14,864
          Insurance reserves                                                    1,406       (3,206)
          Compensation and taxes payable                                       (1,850)       3,306
          Other liabilities                                                    (1,418)      (1,117)
          Members' patronage payable                                                        (2,427)
          Deferred gains on sale-leasebacks                                    (2,393)       2,650
                                                                           ----------   ----------

       Net cash flows provided by (used in) operating activities              (13,484)      12,913
                                                                           ----------   ----------

Cash flows from investing activities:
     Loans to members                                                          (2,416)     (10,396)
     Collections on member loans                                                3,798        4,988
     Proceeds from sale of member loans                                         2,918       13,205
     Sale of investment in affiliated company                                                6,023
     Purchase of investments restricted or maintained for insurance
     reserves                                                                  (3,167)     (10,226)
     Sale of investments restricted or maintained for insurance
     reserves                                                                   8,685        5,604
     Investment in affiliated companies                                                        (48)
     Proceeds from disposition of assets                                       18,313       11,036
     Purchase of property, plant and equipment                                 (3,677)     (15,607)
     Purchase of other assets                                                  (1,011)      (6,446)
     Proceeds from sale of discontinued operations, net                        26,813
     Proceeds from sale of Cash & Carry division                               37,986
                                                                           ----------   ----------

       Net cash flows provided by (used in) investing activities               88,242       (1,867)
                                                                           ----------   ----------

Cash flows from financing activities:
     Sale of common stock                                                                       76
     Repurchase of common stock                                                   (21)      (2,213)
     Proceeds from notes payable                                            1,171,161      932,370
     Repayments of notes payable                                           (1,253,754)    (947,566)
     Payment of debt issuance costs Redeemable notes and certificates          (1,073)
                                                                           ----------   ----------

       Net cash flows used in financing activities                            (83,687)     (17,333)
                                                                           ----------   ----------

       Net decrease in cash and cash equivalents                               (8,929)      (6,287)

Cash and cash equivalents, beginning of years                                  10,223       16,510
                                                                           ----------   ----------

Cash and cash equivalents, end of years                                    $    1,294   $   10,223
                                                                           ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

UNITED GROCERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

      ORGANIZATION AND NATURE OF OPERATIONS

      United Grocers, Inc. (the Parent) and subsidiaries (the Company) operates a distribution business primarily in Oregon, Southern Washington and Northern California. The distribution business includes all operations relating to wholesale grocery and related product sales, service department revenues and financing income and fees. Through July 1998, the Company had an additional operating segment which included all operations relating to insurance underwriting, commissions and reinsurance, primarily to provide workers' compensation and property-casualty coverage. As discussed in Note 9, the insurance operations were sold in July 1998 and those operations discontinued by the Company.

      The Parent's stock is owned by its member customers. Sales to these members accounted for approximately 57% and 56% of sales from continuing operations for the years ended October 2, 1998 and October 3, 1997, respectively.

      FISCAL YEAR

      The Company reports on a fiscal years of 52 or 53 weeks which is the fiscal years of the distribution segment. The Parent's fiscal closing date is the Friday nearest September 30. The fiscal years of the subsidiaries included in the insurance segment ended on September 30.

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of United Grocers, Inc. and its wholly-owned subsidiaries as follows: Western Passage Express, Inc.; Northwest Process, Inc.; UG Resources, Inc.; United Resources, Inc.; Western Security Services, Ltd.; R&R Liquidating
      Corporation; and Bergrens Market, Inc. The consolidated financial statements also include: Grocers Insurance Group, Inc., Grocers Insurance Agency, Inc., UGIC, Ltd., Grocers Insurance Company and United Workplace Consultants, Inc. (collectively, the insurance segment), through July 1998 (see Notes 9 and 13); and Rich and Rhine, Inc. through May 1998. All intercompany balances and transactions have been eliminated upon consolidation.

      CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

UNITED GROCERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      INVESTMENTS

      Investments, which were held by subsidiaries within the insurance segment, were classified and accounted for as follows:

      o     Held-to-maturity securities were reported at amortized cost.

      o Available-for-sale securities were reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of members' equity.

      The cost of investments used in computing realized gains or losses was determined using the specific identification method.

      REINSURANCE

      The Company accounted for reinsurance transactions in accordance with Statement of Financial Accounting Standards No. 113 (SFAS No. 113),
      Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. SFAS No. 113 requires that transactions relating to reinsurance transactions be reported at gross amounts rather than net amounts. Net premiums earned are reported as net sales and operations while net losses and loss adjustment expenses are reported as cost of sales.

      In the normal course of business, the Company sought to reduce the losses that may have resulted from catastrophes or other events that would cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Amounts recoverable from reinsurers were estimated in a manner consistent with the claim liability associated with the reinsured policy. Amounts paid for prospective reinsurance were reported as prepaid reinsurance premiums and amortized over the remaining contract period in proportion to the amount of insurance protection provided.

      INVENTORIES AND COST OF SALES

      Inventories are stated at the lower of cost or market. The cost of these inventories is determined under the first-in, first-out (FIFO) method or other methods which approximate FIFO.

      Cost of sales includes primarily the costs of distribution, which includes the purchases of product, net of allowances paid and received and the net advertising department margins, plus the handling allowances made to members based upon the cost of servicing their accounts.

UNITED GROCERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      RESTRICTED ASSETS AND NET ASSETS

      Restricted assets and net assets that could not be transferred to the Parent in the form of loans, advances, or cash dividends by the insurance subsidiary without the consent of state insurance agencies as of October 3, 1997 were as follows:

         Restricted cash                                  $    401,000
         Investments                                        18,486,000
                                                          ------------

              Total                                       $ 18,887,000
                                                          ============


      In addition, the balance of the investments of $32,626,000 represented assets that had been accumulated for the possible payment of claims against the insurance reserves.

      INVESTMENTS IN AFFILIATED COMPANIES

      Investments in affiliated companies represent the Company's ownership in entities in which it does not have a controlling interest. The investments are accounted for using the equity method, in which carrying value represents cost plus the Company's share of earnings since acquisition, less distributions received.

      OTHER ASSETS

      Software costs, non-competition agreements and other intangibles, included in other assets in the accompanying balance sheet, are stated at cost and are being amortized and charged to operating expenses on a straight-line basis over the estimated or contractual lives of three to five years.

      PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment are stated at cost and include expenditures for new facilities and those which substantially increase the useful lives of the existing plant and equipment. The Company capitalizes interest when applicable as a component of the cost of significant construction projects. No interest was capitalized for the years ended October 2, 1998 and October 3, 1997.

      Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives are generally as follows:

         Buildings and improvements                               4 - 75 years
         Warehouse equipment                                      5 - 20 years
         Truck equipment                                          3 - 8 years
         Office equipment                                         3 - 10 years

UNITED GROCERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      PROPERTY, PLANT AND EQUIPMENT, CONTINUED

      Maintenance and repairs are charged to expense as incurred. Upon the sale or retirement of property, plant and equipment, any gain or loss on disposition is reflected in the consolidated statement of operations and the related asset cost and accumulated depreciation are removed from the respective accounts.

      RECOVERABILITY OF LONG-TERM ASSETS

      Management of the Company reviews the carrying value of long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

      DEBT CLASSIFICATION

      The  Company  classifies  as  current   liabilities  any  line  of  credit
      arrangements which contain a subjective acceleration clause and a lock-box arrangement.

      INCOME TAXES

      The Company and its subsidiaries file a consolidated federal income tax return. The Company operates and is taxed as a cooperative. Accordingly, amounts distributed as qualified patronage dividends are not included in its taxable income but are instead taxed to the patrons receiving the patronage dividends. Deferred income taxes are recorded to reflect the tax consequences on future years of the non-patronage portion of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each years-end based on enacted tax laws and statutory tax rates applicable to the years in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. Income tax expense is the combination of the tax payable for the year and the change during the year in net deferred tax assets and liabilities.

      EARNINGS PER COMMON SHARE

      The Company's policy is to distribute earnings only in the form of patronage dividends. No dividends have ever been declared on the common stock of the Company and all earnings not distributed as patronage dividends have been retained. Earnings per common share are not shown because no earnings are available for the purpose of paying dividends on the common stock.

      COMMON STOCK

      The Company's Board of Directors' policy, subject to change without notice, requires the Company to repurchase on request the number of shares a member owns in excess of 4,000 shares. The excess shares are redeemed in exchange for cash or capital stock residual notes, payable over a five-year period. Beginning in fiscal 1998, the Company's Board of Directors temporarily suspended redemptions of members' capital stock. Future redemptions will be at the discretion of the Board of Directors.

UNITED GROCERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      COMMON STOCK, CONTINUED

      At October 2, 1998 and October 3, 1997, there were 93,085 and 30,783 shares, in the amount of $3,905,070 and $1,120,000, respectively, which have been presented by members for redemption, but which had not yet been redeemed. These shares are included in redeemable members' equity in the accompanying consolidated balance sheet.

      The Company holds $111,000 to be used for issuance of 5,400 shares to new members.

      ADVERTISING COSTS

      The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense for 1998 and 1997 was $443,817 and $1,734,000, respectively, exclusive of costs incurred on behalf of members for which the Company is reimbursed.

      MEMBERS' ALLOWANCES

      The Company makes rebates to members based on the respective members' volume of purchases over defined periods of time.

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

      CHANGE IN METHOD OF ACCOUNTING FOR NET PERIODIC PENSION COSTS

      For the year ended October 2, 1998, the Company began amortizing its unrecognized net gains and losses in connection with its defined benefit pension plan (see Note 14) over a three-year period. In previous years the Company used the minimum amortization allowed by SFAS No. 87, Employer's Accounting for Pensions. The new method was adopted to more currently recognize the effects of changes in actuarial assumptions and differences between the assumptions used and the actual experience. The pro forma amounts in the statement of operations have been adjusted for the effect of the retroactive application of the change on operating expenses and related income taxes. The effect of the change on the statement of operations for the year ended October 2, 1998 was to increase net income before the cumulative effect of the change in accounting method by approximately $996,000.

UNITED GROCERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      ACCOUNTING PRONOUNCEMENTS

      During the first quarter of 1998, the Company adopted Financial Accounting Standards Board (FASB) SFAS No. 130, Reporting Comprehensive Income, which establishes requirements for disclosure of comprehensive income. The objective of SFAS No. 130 is to report a measure of all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income did not differ significantly from reported net income in the periods presented.

      In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and earns revenues and its major customers. The statement is effective for fiscal years beginning after December 15, 1997.

      In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. The statement is effective for fiscal years beginning after December 15, 1997.

      In June 1998,  the FASB  issued SFAS No. 133,  Accounting  for  Derivative
      Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999.

      The Company's management has studied the implications of SFAS Nos. 131 and 132, and based on the initial evaluation, expects the adoption to have no impact on the Company's financial condition or results of operations, but will require revised disclosures when the respective statements become effective. The Company's management has studied the implications of SFAS No. 133 and based on the initial evaluation, expects the adoption to have no impact on the Company's financial condition or results of operations.

UNITED GROCERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    RESTATEMENT:

      The Company previously reported retained earnings as of September 27, 1996 of $13,843,000. This amount has been restated to an accumulated deficit of $1,883,000 in the accompanying consolidated statement of members' equity. The adjustments which necessitated the restatement, and their effect on the Company's net income for the year ended September 27, 1996 and members' equity as of September 27, 1996 are summarized as follows:

                                                                                   DECREASE (INCREASE) IN:
                                                                         -----------------------------------------
                                                                           FISCAL 1996
                                                                           NET INCOME             MEMBERS'EQUITY -
                                                                           (unaudited)           SEPTEMBER 27,1996
                                                                         -------------           -----------------

          Accruals for losses on lease/sublease arrangements              $ (2,258,000)            $  9,614,000
          Write-off of advertising and other receivables                     3,561,000                3,561,000
          Accrual of vendor trust account liabilities                        1,581,000                1,581,000
          Adjustment of carrying value of used store equipment
               to net realizable value                                       1,309,000                1,309,000
          Income taxes                                                         (74,000)              (2,200,000)
          Other                                                              1,602,000                1,861,000
                                                                         -------------             ------------

               Net restatement                                            $  5,721,000             $ 15,726,000
                                                                          ============             ============

3.    INVESTMENTS RESTRICTED OR MAINTAINED FOR INSURANCE RESERVES:

      The amortized costs and estimated fair values of investments in debt securities and other investments at October 3, 1997 are as follows:

                                                          Gross          Gross
                                          Amortized     Unrealized     Unrealized
                                            Cost          Gains          Losses        Fair Value
                                          -----------   ------------   ------------   ------------

          Available-for-sale securities
          -----------------------------

          U.S. Treasury securities        $  3,512,000  $    103,000                  $  3,615,000
          Obligations of states,
          political subdivisions, and
          government agencies                4,410,000       134,000                     4,544,000
          Corporate securities               1,026,000        25,000                     1,051,000
                                          ------------  ------------                  ------------

          Subtotal                           8,948,000       262,000                     9,210,000

          Common stocks                        225,000                                     225,000
                                          ------------  ------------   ------------   ------------

          Total                           $  9,173,000  $    262,000   $          -   $  9,435,000
                                          ============  ============   ============   ============


          Held-to-maturity securities
          ---------------------------

          U.S. Treasury securities        $ 16,547,000  $    848,000   $    (42,000)  $ 17,353,000
          Obligations of states,
            political subdivisions,
           and government agencies          19,154,000       255,000        (66,000)    19,343,000
          Corporate securities               5,976,000       141,000        (19,000)     6,098,000
                                          ------------  -------------  ------------   ------------
          Total                           $ 41,677,000  $  1,244,000   $   (127,000)  $ 42,794,000
                                          ============  ============   ============   ============

          Restricted assets
          -----------------

          Cash and cash equivalents       $   401,000   $          -   $          -   $    401,000
                                          ===========   ============   ============   ============

          Reconciliation  to  balance sheet:
            Available-for-sale securities, at fair
               value                                                                  $  9,435,000
          Held-to-maturity securities, at
               amortized cost                                                           41,677,000
          Restricted  assets, at fair value                                                401,000
                                                                                      ------------

          Total investments                                                           $ 51,513,000
                                                                                      ============

UNITED GROCERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.    INVESTMENTS RESTRICTED OR MAINTAINED FOR INSURANCE RESERVES, CONTINUED:

      Gross realized gains of $3,000 were realized in 1997 from the maturity and redemption of held-to-maturity securities due to those securities being called by the issuers. The amortized cost of these securities at the time of call was $4,470,000. There were no realized losses. Proceeds from the sale of available-for-sale securities were $1,131,000. The gross realized losses on these sales were $9,000 in 1997.

4.    ACCOUNTS AND NOTES RECEIVABLE:

      These consist of amounts due principally from members at the balance sheet date as follows:

                                                                            1998            1997

         Accounts receivable                                            $ 60,503,000     $ 69,778,000
         Insurance premiums receivable and related balances                                14,521,000
         Less allowance for doubtful accounts                             (1,236,000)      (7,598,000)
                                                                        ------------     ------------

              Net accounts receivable                                     59,267,000       76,701,000
                                                                        ------------     ------------

         Notes receivable, current portion                                 8,002,000        1,977,000
         Less allowance for doubtful notes                                                   (141,000)
                                                                        ------------     ------------

              Net current notes receivable                                 8,002,000        1,836,000
                                                                        ------------     ------------

              Net current accounts and notes receivable                 $ 67,269,000     $ 78,537,000
                                                                        ============     ============

         Notes receivable, non-current portion                          $ 29,515,000     $ 18,886,000
         Less allowance for doubtful notes                                  (314,000)      (2,388,000)
                                                                        ------------     ------------

              Net non-current notes receivable                          $ 29,201,000     $ 16,498,000
                                                                        ============     ============

During the years ended October 2, 1998 and October 3, 1997, the Company recorded a provision for doubtful accounts and notes receivable of approximately $2,440,000 and $9,943,000, respectively. During the year ended October 2, 1998, the Company wrote off approximately $11 million of accounts and notes receivable, and adjusted the related allowance for doubtful accounts, for amounts determined to be uncollectible.

UNITED GROCERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4.    ACCOUNTS AND NOTES RECEIVABLE, CONTINUED:

      The notes receivable from members are generally for periods of two to ten years at annual interest rates of 3% to 11%. The notes receivable as of October 2, 1998 include $17.5 million in connection with the sale of the Cash & Carry division (see Note 10). This note carries an annual interest rate of 6.5%. The annual maturities of notes receivable for each of the next five fiscal years following October 2, 1998 are as follows:

        YEAR                                               Amount
        ----                                               ------

       1999                                             $  8,002,000
       2000                                                4,349,000
       2001                                                6,859,000
       2002                                                6,632,000
       2003                                                6,562,000
       Thereafter                                          5,113,000
                                                        ------------
                                                        $ 37,517,000
                                                        ============

5.    OTHER ASSETS:

      Other assets consist of the following:          1998             1997

         Software                                 $ 19,999,000     $ 18,356,000
         Prepaid loan fees                           1,073,000
         Other                                       1,941,000        2,570,000
                                                  ------------     ------------

              Subtotal                              23,013,000       20,926,000

         Less accumulated amortization              (6,981,000)      (3,591,000)
                                                  ------------     ------------

              Total other assets, net             $ 16,032,000     $ 17,335,000
                                                  ============     ============


      Amortization expense for the years ended October 2, 1998 and October 3, 1997 was $4,143,000 and $4,152,000, respectively.

UNITED GROCERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6.    PROPERTY, PLANT AND EQUIPMENT:

      Property, plant and equipment consists of the following:

                                                              1998             1997

        Land                                               $  2,163,000    $    3,865,000
        Buildings and improvements                           42,996,000        55,999,000
        Warehouse and truck equipment                        24,022,000        31,316,000
        Office equipment                                     14,432,000        14,185,000
        Construction in progress                                466,000         5,069,000
                                                           ------------    --------------

             Total property, plant and equipment             84,079,000       110,434,000

        Less accumulated depreciation                       (46,165,000)      (48,991,000)
                                                           ------------    --------------

             Property, plant and equipment, net            $ 37,914,000    $   61,443,000
                                                           ============    ==============

Depreciation expense for the years ended October 2, 1998 and October 3, 1997 was $6,379,000 and $7,690,000, respectively, including $106,000 and $359,000, respectively, related to discontinued operations. During the year ended October 3, 1997, the Company recorded a loss of approximately $1.8 million for the estimated impairment in the carrying value of a retail store.

UNITED GROCERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

7.    NOTES PAYABLE:

      Notes payable consists of the following:

                                                                                    1998             1997

      Line of credit  with  financial  institution                               $ 34,315,000    $ 69,000,000

      Notes payable with financial institution:
           Term loan, interest at 7.344%,  payable in four equal annual payments
             beginning May 1999                                                    10,000,000
           Real estate  term loan,  interest at 7.344%,  payable in  one-hundred twenty equal  monthly  principal  and interest  payments  beginning
             February 1999                                                         25,000,000

      Notes payable, other:
           Capital   stock   residual   notes,   payable  in  twenty   quarterly
             installments plus interest at a variable interest rate based on the
             current capital investment note rate                                   2,327,000       4,071,000

           Capitalized  equipment leases,  payable in monthly  installments of $
             43,853,   including   interest   at  12%  to   20%   through   2005
             (collateralized by equipment)                                          1,563,000       2,276,000
           Other notes payable                                                        281,000       1,495,000
      Redeemable notes and certificates:
           Capital investment notes  (subordinated),  interest at 7.5%,
             maturity dates through 2005                                           39,277,000      41,745,000

           Registered redeemable building notes (subordinated),  interest at 8%,
             no fixed maturity date                                                 2,830,000       3,088,000
           Credit agreement notes, interest from 7.0875% to 7.1875%                                42,915,000
      Senior notes payable to insurance companies, interest at 8.42% and 9.15%                     29,999,000
      Mortgage notes payable, interest at 7.25%                                                     3,597,000
                                                                                 ------------    ------------

                  Total                                                           115,593,000     198,186,000

      Less current portion                                                        (41,159,000)    (10,191,000)
                                                                                 ------------    ------------

                  Total notes payable, net of current portion                    $ 74,434,000    $187,995,000
                                                                                 ============    ============

      Maturities of notes payable are as follows:

      Fiscal Year                                                                                    Amount
      -----------                                                                                ------------

      1999                                                                                       $ 41,159,000
      2000                                                                                          7,942,000
      2001                                                                                          9,984,000
      2002                                                                                          9,206,000
      2003                                                                                          6,200,000
      Thereafter                                                                                   41,102,000
                                                                                                 ------------

                                                                                                 $115,593,000
                                                                                                 ============

UNITED GROCERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

7.    NOTES PAYABLE, CONTINUED:

      The Company has a credit agreement with a financial institution providing for a line of credit of $100 million for revolving loans and $35.0 million for term loan facilities. The agreement was entered into in August 1998 and matures in February 2002. The agreement provides for letter of credit accommodations up to $11 million.

      The amount of borrowings available under the revolving line of credit based upon a lending formula applied to accounts and notes receivable and inventory was $70.4 million as of October 2, 1998. The revolving line of credit bears interest at LIBOR plus 1.75% or at prime rate (7.125% and 8.50% respectively at October 2, 1998). The Company had $34.3 million outstanding under the revolving loans, $20 million at LIBOR and $14.3 million at prime. The term loans bear interest at LIBOR plus 1.75% as of October 2, 1998. The revolving line of credit and term loans are collateralized by accounts receivable, inventory and other assets.

      The Company, as of October 2, 1998, had letters of credit totaling $11 million, $1.0 million required by certain real property leases and $10 million required under its cash management agreement with a bank. The revolving and term loans and letters of credit are cross collateralized by essentially all assets of the borrowers (United Grocers, Inc. and United Resources, Inc.) and are guaranteed by all subsidiaries.

      The Company's most restrictive covenants maintain certain minimum adjusted net worth, minimum accounts receivable turnover and fill rates (as defined). The Company is in compliance with covenants related to its credit agreement as of October 2, 1998.

      Amounts available under the credit agreement and letter of credit accommodations are subject to reduction by the lender being permitted to establish availability reserves based upon certain events, conditions, contingencies or risks which it may in good faith determine.

UNITED GROCERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

8.    INCOME TAXES:

      The income tax (provision) benefit, including amounts associated with discontinued operations and the cumulative effect of a change in accounting method, for the years ended October 2, 1998 and October 3, 1997, respectively, consists of the following:

                                                                                           1998              1997
          Current:
             Federal                                                                   $ (2,6OO,000)      $   100,000
                                                                                       ------------       -----------
           Deferred:
             Federal                                                                     (8,135,000)        7,493,000
             State                                                                       (1,272,000)        1,207,000
                                                                                       ------------       -----------

                                                                                         (9,407,000)        8,700,000
                                                                                       ------------       -----------
               Total                                                                   $(12,007,000)      $ 8,800,000
                                                                                       ============       ===========


      The current provision for the year ended October 2, 1998 primarily relates to the gain on disposal of the insurance segment.

      The reconciliation of the statutory Federal tax rate to the effective income tax rate for the years ended October 2, 1998 and October 3, 1997, is as follows:

                                                                                           1998                 1997

          Statutory income tax rate (34%)                                              $(10,801,000)       $ 5,937,000
          State income taxes, net of Federal income tax benefit                          (1,272,000)           797,000
          Reversal of valuation allowance due to tax planning strategy                                       3,568,000
          Patronage-related book/tax differences                                                            (1,502,000)
          Other                                                                              66,000
                                                                                       ------------        -----------
               Total                                                                   $(12,007,000)       $ 8,800,000
                                                                                       ============        ===========

UNITED GROCERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

8.    INCOME TAXES, CONTINUED:

      The significant components of deferred income taxes as of October 2, 1998 and October 3, 1997 are as follows:

                                                                                          1998              1997
         Deferred income taxes, current asset:
            Insurance reserves                                                                         $    1,359,000
            Inventories                                                              $       309,000          362,000
            Allowance for doubtful accountS                                                  253,000        1,650,000
            Accrued employee benefits                                                        168,000          192,000
            Capitalized lease insurance                                                      244,000          244,D00
            Nonpatronage net operating loss carryforward                                                    4,128,000
            Alternative minimum tax credit                                                   178,000          150,000
            Other                                                                            374,000           62,000
                                                                                     ---------------    -------------

              Net current deferred tax asset                                               1,526,000        8,147,000
                                                                                     ---------------    -------------

      Deferred income taxes, non-current asset (liability):
            Accumulated depreciation                                                      (3,088,000)      (2,561,000)
            Impairment reserve                                                                                689,000
            Lease accrual                                                                  1,302,000        1,474,000
            Prepaid pension cost                                                            (738,000)
            Deferred income on sale-leaseback transactions                                                    845,000
            Deferred compensation                                                            291,000          106,000
                                                                                     ---------------    -------------

              Net non-current deferred tax asset (liability)                              (2,233,000)         553,000
                                                                                     ---------------    -------------

              Total                                                                  $      (707,000)   $   8,700,000
                                                                                     ===============    =============

9.    DISCONTINUED OPERATIONS:

      In September 1997, the Company's management and board of directors approved a plan whereby the insurance operations would be sold to an unrelated party. The sale of the insurance operations was completed in July 1998. Accordingly, the results of operations of the insurance segment for the years ended October 2, 1998 and October 3, 1997 have been presented as "discontinued operations" in the accompanying statement of operations.


UNITED GROCERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

9.    DISCONTINUED OPERATIONS, CONTINUED:

      The following is a summary of the assets and liabilities of the insurance segment as of October 3, 1997:

        Assets:

            Investments                                                                                  $ 51,513,000
            Receivables and other current assets                                                           22,070,000
            Long-term assets                                                                                1,328,000
                                                                                                         ------------

                                                                                                           74,911,000
          Liabilities:
            Insurance reserves supported by investments                                                    26,356,000
            Accounts payable and other current liabilities                                                 19,544,000
                                                                                                         ------------
          Net investment in insurance segment                                                            $ 29,011,000
                                                                                                         ============

10.   SALE OF CASH & CARRY DIVISION:

      On May 15, 1998, the Company sold to an unrelated party the assets and liabilities of its Cash & Carry division, consisting of 40 wholesale grocery stores. The net sales proceeds included a $17,500,000 note from the buyer. The Company realized a gain on the sale, as follows:

         Net sales proceeds                                                                              $ 55,486,000
                                                                                                         ------------
         Net investment in Cash & Carry division:
           Current assets                                                                                  26,589,000
           Non-current assets                                                                               5,864,000
           Current liabilities                                                                             (6,000,000)
                                                                                                         ------------

                                                                                                           26,453,000
                                                                                                         ------------

                                                                                                         $ 29,033,000
                                                                                                         ============

      The accompanying consolidated statements of operations for the years ended
      October 2, 1998 (through May 15, 1998) and October 3, 1997 include the following amounts with respect to the Cash & Carry division:

                                                                                       1998                1997

         Net sales and operations                                                   $  22,797,000        $ 37,530,000
         Costs and expenses                                                           (22,380,000)        (34,551,000)
         Other income                                                                   1,519,000           1,179,000
                                                                                    -------------        ------------
              Income before income taxes                                            $   1,936,000        $  4,158,000
                                                                                    =============        ============

UNITED GROCERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

11.   MEMBERS' PATRONAGE DIVIDENDS:

      The Company's income from sales to members, before income taxes and patronage dividends, is available, at the discretion of the Board of Directors, to be returned to the members in the form of patronage dividends. No patronage earnings were available to pay patronage dividends for the years ended October 2, 1998 and October 3, 1997.

12.   REINSURANCE:

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

      The Company limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of risk with other insurers or reinsurers, either on an automatic basis under general reinsurance contracts known as "treaties" or by negotiation on substantial individual risks. Ceded reinsurance is treated as the risk and liability of the assuming companies.

      Reinsurance amounts reflected in the financial statements as of and for the year ended October 3, 1997 are as follows:

          For the balance sheet:

            Reinsurance recoverable                                                                   $      9,440,000
            Prepaid reinsurance premiums                                                                     3,746,000
                                                                                                      ----------------

              Total                                                                                   $     13,186,000
                                                                                                      ================
          For the statement of operations:
            Premiums written:
              Gross                                                                                   $     31,198,000
              Assumed                                                                                          742,000
              Ceded                                                                                        (10,331,000)
                                                                                                      ----------------

              Net premiums written                                                                    $     21,609,000
                                                                                                      ================
            Premiums earned:
              Gross                                                                                   $     29,596,000
              Assumed                                                                                          682,000
              Ceded                                                                                         (9,698,000)
                                                                                                      ----------------

              Net premiums earned                                                                     $     20,580,000
                                                                                                      ================
            Expenses:
              Losses and loss adjustment expenses                                                     $     16,610,000
              Reinsurance recoveries                                                                        (3,142,000)
                                                                                                      ----------------

              Net losses and loss adjustment expenses                                                 $     13,468.000
                                                                                                      ================

United Grocers, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued

13. SEGMENT REPORTING:

       A  summary  of  information   about  the  Company's   operations  by  the
       distribution and insurance segments for the year ended October 3, 1997 is as follows:

          Net sales and operations:
            Distribution                                        $ 1,306,602,000
            Insurance (1)                                            22,231,000
                                                                ---------------

                Total                                           $ 1,328,833,000
                                                                ===============

          Income (loss) before income taxes:
            Distribution                                        $   (21,627,000)
            Insurance (1)                                             4,167,000
                                                                ---------------

                Total                                           $   (17,460,000)
                                                                ===============

          Depreciation and amortization expense:
            Distribution                                        $    11,483,000
            Insurance (1)                                               359,000
                                                                ---------------

                Total                                           $    11,842,000
                                                                ===============

          Capital expenditures, including software:
            Distribution                                        $    21,974,000
            Insurance                                                    79,000
                                                                ---------------

                Total                                           $    22,053,000
                                                                ===============

          Total assets at October 3, 1997:
            Distribution                                        $   290,516,000
            Insurance                                                74,911,000
                                                                ---------------

                Total                                           $   365,427,000
                                                                ===============

      (1) Reported as discontinued operations.

UNITED GROCERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

14.   RETIREMENT PLANS:

      The Company has a Company-sponsored pension plan that covers substantially all of its salaried employees. The Company has made annual contributions to the plan equal to the amount annually accrued for pension expense. The Company's funding policy is to satisfy the funding requirements of the Employees' Retirement Income Security Act.

      In determining the actuarial present value of the projected benefit obligation, a discount rate of 6.75% and 7.75% was used for the years ended October 2, 1998 and October 3, 1997, respectively, and a future maximum compensation increase rate of 2.75% and 3.75% was used for the years ended October 2, 1998 and October 3, 1997, respectively. The expected long-term rate of return on assets was 8%.

      Pension costs for the plan consist of the following:

                                                                                            1998                1997
          Company-sponsored:

            Service costs of benefits earned                                             $ 1,184,000       $ 1,155,000
            Interest cost on the projected benefit obligation                              1,856,000         1,788,000
            Expected return on plan assets                                                (2,616,000)       (2,197,000)
            Amortization of:
               Unrecognized net asset                                                       (168,000)         (168,000)
               Unrecognized net gain                                                      (4,962,000)         (100,000)
               Unrecognized prior service cost                                                61,000            61,000
                                                                                         -----------        ----------

               Net periodic pension cost (benefit)                                       $(4,645,000)       $  539,000
                                                                                         ===========        ==========

      Amortization of the unrecognized net gain for the year ended October 2, 1998, includes the cumulative effect of a change in accounting method (see
      Note 1) of $2,912,000.

UNITED GROCERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

14.   RETIREMENT PLANS, CONTINUED:

      The following table sets forth the plan's funded status as of years end:

                                                                                         OCTOBER 2,         OCTOBER 3,
                                                                                            1998               1997
          Actuarial present value of benefit obligations:
            Vested                                                                     $ 27,082,000       $ 17,200,000
            Non-vested                                                                      841,000          1,137,000
                                                                                        -----------       ------------

               Accumulated benefit obligation                                            27,923,000         18,337,000

            Effect of projected future compensation levels                                2,125,000          5,268,000
                                                                                        -----------       ------------

               Projected benefit obligation                                              30,048,000         23,605,000
          Plan assets at fair value, primarily listed stocks, fixed income and
               bond and equity funds                                                     33,919,000         33,541,000
                                                                                        -----------       ------------

               Excess of plan assets over projected benefit obligation                   3,871,000          9,936,000

          Unrecognized net asset                                                         (1,225,000)        (1,393,000)
          Unrecognized net gain                                                            (976,000)        (9,064,000)
          Unrecognized prior service cost                                                    271,000            594,000
                                                                                        -----------       ------------

               Prepaid pension cost                                                     $ 1,941,000       $     73,000
                                                                                        ===========       ============

      The Company also participates in several multi-employer pension plans for the benefit of its employees who are union members. The data available from administrators of the multi-employer plans is not sufficient to determine the accumulated benefits obligation, nor the net assets attributable to the multi-employer plans in which the Company's union employees participate. The Company's costs for these multi-employer plans for the years ended October 2, 1998 and October 3, 1997 were $3,965,000 and $3,874,000, respectively.

      In addition to providing pension benefits, the Company provides certain medical benefits for certain salaried retirees, spouse and eligible dependents. Employees who were hired prior to January 1, 1989, the last eligibility date, and have met the Company's minimum service requirements, become eligible for these benefits. The post-retirement medical benefits available are non-contributory in nature and it is the Company's practice to fund these benefits as incurred.

UNITED GROCERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

14.   RETIREMENT PLANS, CONTINUED:

      The following table presents the status of the plan and amounts recognized for post-retirement benefits in the Company's financial statements as of and for the years ended October 2, 1998 and October 3, 1997:

                                                                                            1998              1997
         Accumulated post-retirement benefit obligation:
           Retirees                                                                     $  2,515,000      $  1,810,000
           Fully eligible active plan participants                                         1,111,000         1,578,000
           Other active plan participants                                                     370,000           927,000
                                                                                        ------------      ------------

              Total accumulated post-retirement benefit obligation                         3,996,000         4,315,000

         Unrecognized net transition obligation                                           (3,075,000)       (3,331,000)
                                                                                        ------------      ------------

              Accrued post-retirement benefit obligation                                $    921,000      $    984,000
                                                                                        ============      ============

         Net periodic post-retirement benefit cost includes the following components for the years ended October 2, 1998 and
              October 3, 1997:
           Service cost                                                                 $     24,000      $     52,000
           Interest cost                                                                     246,000           271,000
           Amortization of transition obligation                                             178,000           169,000
                                                                                        ------------      ------------

              Net periodic post-retirement benefit cost                                 $    448,000      $    492,000
                                                                                        ============      ============

      The assumed health care cost trend rate used to measure the expected cost of benefits was 11% in year one, decreasing 1% per year to a minimum rate of 4%. The effect of a 1% increase in the assumed health care cost trend rate on the aggregate of the service and interest cost components of the net periodic post-retirement benefit cost and the accumulated post-retirement benefit obligation would be to increase these amounts by approximately $12,000 and $170,000, respectively. The discount rate used in determining the accumulated post-retirement benefit obligation was, 8% at the beginning and 7% at the end of the year ended October 3, 1998.

      The Company also has two separate Company-sponsored 401(k) plans. In one plan, all salaried non-union employees are eligible to participate. Contributions by the Company are at the discretion of the Board of Directors. In the other plan, union employees are eligible to participate, but the Company makes no matching contributions. For the years ended October 2, 1998 and October 3, 1997, the Company made matching contributions to the 401(k) plans totaling $262,000 and $305,000, respectively.

UNITED GROCERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

15.   LEASES:

      The Company has various operating leases for buildings and equipment, certain of which are subleased to affiliated companies and members. The leases expire at various dates through 2022. Rental expense consists of the following:

                                                                                          1998              1997

          Minimum rentals                                                              $ 25,768,000     $ 24,551,000
          Less sublease income                                                           (8,844,000)     (10,506,000)
                                                                                       ------------     ------------
               Net rental expense                                                      $ 16,924,000     $ 14,045,000
                                                                                       ============     ============

       The following is a schedule by years showing future minimum rentals under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of October 2, 1998 and October 3, 1997:

                                                                    (a)                 (b)
                                                                  Minimum             Minimum                Net
                                                                  Payments            Receipts             Minimum
                                                                -------------        ------------       ------------
            Fiscal Year
          ---------------
          1999                                                  $  21,486,000        $  8,890,000       $ 12,596,000
          2000                                                     19,408,000           8,143,000         11,265,000
          2001                                                     17,016,000           7,689,000          9,327,000
          2002                                                     15,616,000           7,247,000          8,369,000
          2003                                                     13,786,000           6,567,000          7,219,000
          Thereafter                                               82,695,000          57,044,000         25,651,000
                                                                -------------        ------------       ------------

               Total                                            $ 170,007,000        $ 95,580,000       $ 74,427,000
                                                                =============        ============       ============

          Summary:
            Building leases                                     $ 141,073,000        $ 89,266,000       $ 51,807,000
            Equipment leases                                       28,934,000           6,314,000         22,620,000
                                                                -------------        ------------       ------------

               Total                                            $ 170,007,000        $ 95,580,000       $ 74,427,000
                                                                =============        ============       ============

          (a) Minimum payments are those required by the Company over the terms of significant leases.
          (b) Minimum receipts are those to be received by the Company from sublease agreements.

UNITED GROCERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

15.   LEASES, CONTINUED:

      The Company has accrued $7,751,000 and $7,310,000 as of October 2, 1998 and October 3, 1997, respectively, for the estimated losses on subleasing arrangements, $5,896,000 and $5,505,000, respectively, of which is included in other liabilities and $1,855,000 and $1,805,000, respectively, of which is included in other current liabilities in the accompanying consolidated balance sheet.

      The Company has entered into sale-leaseback transactions for various supermarket properties, which resulted in deferred gains of approximately $1,257,000 and $3,650,000 as of October 2, 1998 and October 3, 1997,
      respectively. The deferred gains are being amortized over the leaseback periods of twenty years. The total remaining lease commitments are approximately $7,877,000 over nineteen years with an annual rental of approximately $336,000.

16.   SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                                          1998              1997
          Supplemental disclosures:
            Cash paid during the years for:
               Interest                                                                $ 12,738,000    $ 16,342,000
               Income taxes, net of refunds of $1,200,000 in 1998                         4,800,000         151,000
            Supplemental schedule of noncash investing and financing activities:
               Sale of insurance segment in exchange for note receivable                  4,000,000
               Sale of Cash & Carry  division  and  other  assets  in exchange for
                    notes receivable                                                     18,846,346
               Members' allowances paid in common stock                                                     773,000
               Exchange of member account receivable for equity interest
                    in affiliate                                                                            362,000
               Exchange of investment in affiliate for note
                    receivable                                                            4,550,000

17.   AFFILIATED COMPANIES:

      The Company owns interests in affiliates which are accounted for on the equity method. One affiliate is a vendor that provides private label brand merchandise. The other affiliates operate retail grocery stores and are also members of the Company. R.A.F. Limited Liability Company is controlled by a member of the Company's Board of Directors.

UNITED GROCERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

17.   AFFILIATED COMPANIES, CONTINUED:

      An approximate summary of aggregate balances and transactions with affiliates in which the Company had an interest as of year-end is as follows:

                                                                                    1998                   1997
          Balance sheet:
            Equity interest                                                     $   3,360,000         $   6,971,000
            Accounts receivable                                                     2,651,000             2,898,000
            Notes receivable                                                                                428,000
            Accounts payable                                                        4,079,000             7,046,000
          Statement of operations:
            Sales                                                                   2,933,000           137,029,000
            Purchases                                                             119,495,000           118,268,000
            Volume incentive rebate for purchases from affiliated
                  company                                                           4,361,000             3,909,000
            Refunds, rebates and member allowances to affiliated
                  companies                                                            34,000             1,985,000
            Equity in earnings of affiliated companies                                169,000               107,000

      These affiliates and the Company's net investments as of October 2, 1998 and October 3, 1997 and percentages of ownership during the years ended October 2, 1998 and October 3, 1997 are as follows:

                                                                                           NET          PERCENTAGE
           1998                                                                        INVESTMENT       OWNERSHIP
           ----                                                                        ----------       ---------

         Western Family Holding Company                                                 $ 2,143,000          22%
         R.A.F. Limited Liability Company                                                 1,081,000          94%
         Other                                                                              136,000
                                                                                        -----------

                                                                                        $ 3,360,000
                                                                                        ===========
           1997
           ----

         Western Family Holding Company                                                 $ 1,974,000          22%
         C & K Market, Inc. (sold July 1997)                                                                 22%
         R.A.F. Limited Liability Company                                                 1,081,000          94%
         North State Grocery, Inc.                                                        3,623,000          26%
         Other                                                                              293,000
                                                                                        -----------
                                                                                        $ 6,971,000
                                                                                        ===========

UNITED GROCERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

17.   AFFILIATED COMPANIES, CONTINUED:

      Combined unaudited financial information of the affiliated entities, including third-party interests, is as follows:

                                                           OCTOBER 2,          OCTOBER 3,
                                                              1998                 1997
                                                         -------------       -------------

            Current assets                             $    41,903,000      $   55,359,000
            Non-current assets                               4,185,000          13,559,000
            Current liabilities                             35,905,000          49,193,000
            Non-current liabilities                                              3,872,000
            Owners' equity                                  10,184,000          15,853,000

                                                           YEAR ENDED           YEAR ENDED
                                                            OCTOBER 2,          OCTOBER 3,
                                                               1998                1997
                                                         -------------       -------------

            Revenues                                     $ 525,514,000       $ 633,124,000
            Gross profit                                    19,550,000          46,506,000
            Net income (loss)                                  (77,000)            220,000

      All of these affiliates are privately held companies for which no ready market values are available. In management's opinion, the equity interests as stated are equal to or less than the fair market value of the Company's interests in these affiliates.

18.   RELATED PARTY TRANSACTIONS:

      The Company is owned by its primary customers, and its board of directors consists entirely of members who are also customers; accordingly, the nature of the Company's business involves a significant number of related party transactions. Such transactions with members, some of whom are directors, include leasing and sub-leasing arrangements, sales of merchandise and related extensions of trade credit, extensions of long-term credit for members' purchases of fixed assets, notes payable to members for capital stock and capital investment notes and payment of purchase incentives (see "members' allowances" in the accompanying consolidated statement of operations) in the form of cash and shares of the Company's stock.

UNITED GROCERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

19.   CONCENTRATIONS OF CREDIT RISK:

      Financial instruments that potentially subject the company to significant concentrations of credit risk consist principally of cash and cash
      equivalents,   investments,  store  financing  loans  and  trade  accounts receivable.

      The Company holds its cash and cash equivalents in several banks located in the Pacific Northwest and a zero balance bank account located in the Midwest. Each bank is covered by Federal Depositors Insurance Corporation insurance; balances in excess of coverage are not insured.

      As a cooperative, the majority of the Company's accounts receivable represent sales to its members who are located throughout the Pacific Northwest and Northern California. These accounts are not generally collateralized but each member has stock holdings in the Company as well as patronage rebates which the Company could apply against account balances.

      The Company makes store financing loans to members from time to time, mainly to finance the acquisition of grocery store properties and equipment. These loans are represented by notes receivable which are collateralized with personal property, securities and guarantees.

      The Company performs ongoing credit evaluations of its members' financial condition and maintains allowances for potential credit losses.

20.   FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

      The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

      Cash and cash equivalents and long-term notes receivables - the carrying amounts reported in the balance sheet for cash and cash equivalents and long-term receivables approximate their fair value.

      Investments restricted or maintained for insurance reserves - see Note 4.

      Investment in and accounts with affiliated companies - it is not practicable to estimate the fair value of an investment representing the common stock of a privately-held company because the stock is not traded; thus, the investments are carried at original cost plus equity in earnings to date in the consolidated balance sheet. Such investments are subject to review for possible impairment.

UNITED GROCERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

20.   FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED:

      Notes payable - the carrying amounts of variable-rate debt instruments approximate their fair value. The fair values of fixed-rate long-term debt are estimated using discounted cash flow analyses based on the Company's incremental borrowing rates for similar types of borrowing arrangements. The assumed incremental borrowing rates used to determine the fair value of fixed-rate long-term debt were 8% to 11% for 1998 and 1997.

      The carrying amounts and approximate fair values of the Company's financial instruments at the balance sheet date are as follows:

                                                                                      CARRYING              FAIR
             1998                                                                     AMOUNTS              VALUES
          ----------                                                               ---------------        -----------

          Cash and cash equivalents                                                $     1,294,000        $ 1,294,000
          Long-term notes receivable, including the current portion, net
               of allowance for doubtful notes                                          32,686,000         32,686,000
          Investment in and accounts with affiliated companies                           3,360,000          3,360,000
          Notes payable                                                                115,593,000        112,688,000

             1997
          ----------

          Cash and cash equivalents                                                   $ 10,223,000       $ 10,223,000
          Long-term notes receivable, including the current portion, net
               of allowance for doubtful notes                                          18,334,000         18,334,000
          Investment in and accounts with affiliated companies                           6,971,000          6,971,000
          Notes payable                                                                198,186,000        193,886,000

21.   COMMITMENTS AND CONTINGENCIES:

      The Company has entered into various agreements under which it sells certain of its notes receivable from members subject to limited recourse provisions. These notes are collateralized by personal property, securities and guarantees. The Company in turn receives a monthly service fee. The Company recognizes the net present value of the excess of the future service fees over the estimated service cost as a service asset and related gain upon the sale of a loan. The service asset is amortized over the life of the related note agreement. In the years ended October 2, 1998 and October 3, 1997, the Company sold notes totaling approximately
      $1,518,000 and $13,205,000, respectively, and recognized $20,000 and $1,734,000, respectively, of gains on the sales. The balances of transferred notes that were outstanding and subject to recourse provisions were approximately $24,426,000 and $39,313,000 at October 2, 1998 and October 3, 1997, respectively. The unamortized service asset as of October 2, 1998 and October 3, 1997 was $1,281,000 and $1,969,000, respectively.
      In the event the Company is in default of other credit agreements, the buyer of these notes has the right to demand collection of the outstanding notes balances from the Company.

UNITED GROCERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

21.   COMMITMENTS AND CONTINGENCIES, CONTINUED:

      The Company is guarantor of a covenant not to compete and loans by members as of October 2, 1998 totaling approximately $6,740,000 with annual payments of approximately $837,000.

      The Company is a party to various litigation and claims arising in the ordinary course of business. While the ultimate effect of such actions cannot be predicted with certainty, the Company expects that the outcome of these matters will not result in a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

      The Company is guarantor of a letter of credit a customer has with a bank. The letter of credit is $1,500,000, of which no amount has been drawn at October 2, 1998.

[Graphic - PricewaterhouseCoopers logo]

                                         PRICEWATERHOUSECOOPERS LLP
                                         1300 Southwest Fifth Avenue  Suite 3100
                                         Portland  OR 97201-5638
                                         Telephone (503) 417 2400

                       REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


January 8, 1999

To the Board of Directors
United Grocers, Inc.

Our audits of the consolidated financial statements referred to in our report dated January 8, 1999 appearing in this Form 10-K of United Grocers, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

                UNITED GROCERS, INC. AND SUBSIDIARIES SCHEDULE II
                      -------------------------------------
                        VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED OCTOBER 2, 1998 AND OCTOBER 3, 1997
             -------------------------------------------------------

Column A                          Column B            Column C               Column D        Column E
-----------                    ------------  -------------------------------------------------------

                               Balance at            Charged to             Deductions       Balance at
                               beginning             costs and                                 end of
Description                    of period              expenses                                  period

1998:
Reserves deducted in
 balance sheet from asset
 to which it applies -
 Allowance for doubtful
 accounts for:
  Accounts receivable            $ 7,598,000            $ 1,440,000           $(7,802,000)   $ 1,236,000
  Notes receivable                 2,529,000              1,000,000            (3,215,000)       314,000
                                 -----------            -----------          ------------    -----------
             Total               $10,127,000            $ 2,440,000          $(11,017,000)   $ 1,550,000
                                 ===========            ===========          ============    ===========


1997:
Reserves deducted in
 balance sheet from asset
 to which it applies -
 Allowance for doubtful
 accounts for:
  Accounts receivable            $ 1,140,000            $ 7,000,000          $(   542,000)   $ 7,598,000
  Notes receivable                 1,110,000              2,943,000           ( 1,524,000)     2,529,000
                                 -----------            -----------          ------------    -----------
             Total               $ 2,250,000            $ 9,943,000          $( 2,066,000)   $10,127,000
                                 ===========            ===========          ============    ===========

The report of independent accountants on the financial statement schedule should be read with this supplemental schedule.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    On June 17, 1997, the Board of Directors of the Company engaged the firm of PricewaterhouseCoopers LLP (formerly Coopers & Lybrand LLP) to audit the financial information for the year ended October 3, 1997. The firm of DeLap, White and Raish was dismissed on the same day. This change in Registrant's certifying accountant was reported by submission of a current report on Form 8-K on June 24, 1997. The Company has had no disagreements with its independent accountants on accounting and financial disclosure matters.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

    A. Identification of Directors

         Name          Age    Principal Occupation
         ----          ---    --------------------

    Directors whose terms expired in 1999:

    Kenneth Tucker     51     President, Evergreen Markets, Inc.
    Robert A. Lamb     58     Partner, Lamb Lasko Partnership
    Richard L. Wright  61     President, Wright's Foodliner, Inc.

    Directors whose terms began in 1997 and expire in 2000:

    James F. Glassel   58     President, Fatewell, Inc.
    Kenneth W. Findley 59     President, Bales for Food, Inc.
    Gaylon G. Baese    61     President, Howards on Scholls, Inc.

    Directors whose terms began in 1998 and expire in 2001:

    Peter J. O'Neal    54     President, Estacada Foods, Inc.
    Mary McDonald      64     President, M & S Grocers, Inc.
    Floyd West         58     President, Pioneer Super Save, Inc.

    Directors elected in 1999 for terms expiring in 2002:

    Gordon Smith       53     President, Marlea Foods, Inc.
    Kenneth Tucker     51     President, Evergreen Markets, Inc.
    Richard L. Wright  59     President, Wright's Foodliner, Inc.


    B. Identification of Executive Officers at October 2, 1998

       Name               Age     Offices Held                Officer Since
       ----               ---     ------------                -------------
       Charles E. Carlbom 64     President, Secretary, Treas.      1997
                                 Chief Executive Officer
       Terrence W. Olsen  58     Executive Vice President/Chief
                                 Operating Officer
                                 Asst. Secretary                   1997
       Paula Anctil       42     Senior Vice President             1996
       Mark Tweedie       40     Chief Financial Officer,
                                 Vice President                    1998
       Robin Thomas       49     Vice President                    1998

    C. Identification of Certain Significant Employees

       None.

    D. Family Relationships

       None.

    E. Business Experience

       All executive officers have been employed in the grocery industry in various management and executive capacities for more than the past five years. Prior to employment with the Company, the officers were employed as indicated in the following table:

    Officer                Former Employer                   Position(s)
Charles E. Carlbom    Western Family Foods, Inc.             President
Terrence W. Olsen     United A.G Coop, Inc.                  President
Paula Anctil          Brown & Cole, Inc.                     Vice President
                       Fleming Companies                     Asst Vice President
Mark Tweedie          Foodland Distributors                  Director of Finance
Robin Thomas          SUPERVALU                              Marketing Director

                The former employers of the officers named above were of a similar size (with the exception of Brown & Cole, Inc., which is a regional operator of supermarkets) to the Company. The duties and responsiblities of the named officers were of similar scope to those they are performing for the Company. The Company has an equity interest in the parent company of the former employer of Mr. Carlbom, Western Family Foods, Inc., and purchases product from Western Family Foods, Inc. in the normal course of business.

       All directors have been principally engaged in the retail grocery business for more than the past five years with the firms shown opposite their names. Except as described in Item 13 below, none of such firms is a parent, subsidiary or other affiliate of United.

       No director is a director in another company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

    F.  Involvement in Certain Legal Proceedings

        None.

Item 11.  Executive Compensation

    A.  Summary Compensation Table

       The following table shows the compensation, during each of the fiscal years in the three year period ended October 2, 1998, earned by each of the Company's executive officers in fiscal 1997 or fiscal 1998 whose total annual salary and bonus for fiscal 1997 or fiscal 1998 exceeded $100,000. The table excludes individuals who were not officers at fiscal year end, but includes individuals who served as chief executive officer at any time during fiscal 1997 or fiscal 1998. The Company does not provide long term compensation to its executive officers other than retirement benefits, as discussed below.


Name of
Individual                       Annual Compensation            All
and                                                           Other
Principal                                                   Compen-
Position              Year      Salary        Bonus         sation (2)
----------             ----      ------       -----        -----------
Charles E. Carlbom    1998     $180,000      $200,000        $ 2,908
President, Secretary, 1997       55,385           -0-            -0-
Treasurer (Chief
Executive Officer)

Terrence W. Olsen     1998      150,000        25,000          3,462
Executive Vice-       1997       11,077           -0-            -0-
President and Chief
Operating Officer

Mark Tweedie          1998      120,000        10,000            -0-
Chief Financial       1997       79,644           -0-            -0-
Officer

Paula Anctil          1998      114,385          -0-          1,917
Senior Vice President 1997       92,111          -0-            -0-


Alan Jones(1)         1998          -0-          -0-        325,877
Former Secretary,     1997      229,200          -0-        119,457
Treasurer, Chief      1996      268,676        60,000        37,228
Executive Officer

(1) Mr. Jones' employment terminated in July 1997. He received payments in the amount of $275,000 in 1998 and $45,800 in 1997 pursuant to the severence provisions of an employment contract in place at the time his employment ceased, which amounts are included under "All Other Compensation" above. Beginning October 3, 1998, the Company is obligated to pay Mr. Jones approximately $137,500 per year through February 2003, plus certain insurance benefits.

(2) Includes amounts paid pursuant to the employment contract with Mr. Jones and other programs generally available to employees of the Company as follows: Mr. Carlbom, $2,908; Mr. Olsen, $3,462; Ms. Anctil, $1,917; and Mr. Jones $29,957 in 1997. Also includes $43,700 paid in 1998, $43,700 paid in 1997, and $30,000 paid in 1996 for the benefit of Mr. Jones as insurance benefits. The Company provides Mr. Jones with a Company car and provided him with a social membership at a local golf club through 1997. See note (1) above.

C.  Retirement Plan

       The Company's retirement plan is an actuarially funded defined benefit plan. The following table shows the estimated annual benefits payable upon retirement (assuming normal retirement at age 65) for employees at specified annual salary levels (based upon the highest average of five consecutive years) with various years of service.

Annual                                  Pension Plan Table
Remuneration                            Years of Service *
------------                            -------------------
                   10      15         20        25        30         35

    $50,000   $ 7,432  $11,148    $14,863   $18,579    $22,295   $26,011
    $75,000   $12,057  $18,085    $24,113   $30,142    $36,170   $42,198
    100,000   $16,682  $25,022    $33,363   $41,704    $50,045   $58,386
    125,000   $21,306  $31,960    $42,613   $53,267    $63,920   $74,573
    150,000   $25,932  $38,898    $51,863   $64,829    $77,795   $90,791

* Under the present terms of the Company's retirement plan, the maximum salary level and number of years of service considered for the purposes of determining benefits are $150,000 and 35 years, respectively.


The number of years of service under the plan for the officers listed under Item 10 is as follows:

                                                    Years of
                         Person                     Service
                         ------                     --------
                     Charles E. Carlbom                 1
                     Terrence W. Olsen                  1
                     Paula Anctil                       2
                     Mark Tweedie                       1
                     Robin Thomas                       0

       The amount of compensation used in calculation of pension benefits for all officers is the dollar amount shown under "salary" and "bonus," subject to plan limitations, in the table for Item 11, Section A. above.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

       A.   Security Ownership of Certain Beneficial Owners

       The following table sets forth information as of December 28, 1998, regarding each person known to United to be the beneficial owner of more than 5 percent of United's Common Stock.


Title of Class    Name and address    Amount and nature of   Percent of
                of beneficial owner   beneficial ownership      class
--------------  -------------------   --------------------   ----------

United Grocers,  Raymond L. Nidiffer      57,650 shares *   11.0% of class
Inc., Common     P. O. Box 730
Stock            Brookings, OR  97415



* Mr. Nidiffer has sole voting and investment power with respect to the shares indicated in the table.


       B.   Security Ownership of Management.

            As of December 28, 1998, the directors of United owned the indicated amounts of United's Common Stock, United's only class of voting security.

                                Amount of
                                Beneficial            Percent
          Beneficial Owner      Ownership (1)(2)      of class
          ----------------      ------------------    --------
          Directors:

          Kenneth Tucker           526 shares           .1%(3)
          Floyd West             3,273 shares           .6 (3)
          Peter J. O'Neal          683 shares           .1 (3)
          Mary McDonald          4,212 shares           .8 (3)
          Gaylon G. Baese        4,216 shares           .8 (3)
          Kenneth W. Findley    11,499 shares          2.2 (5)
          Robert A. Lamb        13,749 shares          2.6 (4)
          James Glassel          1,155 shares           .2 (3)
          Richard L. Wright     25,033 shares          4.8 (3)

          Directors and
            officers as
            a group             64,346 shares         12.3

          The following directors, elected January 15, 1999, owned the indicated amounts of United's Common Stock.

      *   Richard Wright
      *   Kenneth Tucker
          Gordon Smith           4,698 shares           .9 (6)

      *   Incumbent director, share data included under director table

(1) According to the bylaws, each stockholder of record is entitled to one vote and one vote only, irrespective of number of shares owned. All of the above-named individuals have only one vote, except for Messrs. O'Neal, Wright, Lamb and Findley, who may be deemed to have more than one vote because they have interests in various entities that own shares.

(2) Except as indicated below, all of the above-named individuals have sole voting and investment power with respect to the shares indicated in the table.

(3) These shares are owned jointly by the person named and his spouse or by a corporation whose stock is owned jointly by the person named and his spouse.

(4) These shares are owned by a corporation and a partnership in which Mr. Lamb has an equity or voting interest.

(5) These shares are owned by two corporations in which Mr. Findley has a voting interest.

(6) These shares are owned by two corporations in which Mr. Smith has an equity interest.

  C.   Changes in Control.

       None.

Item 13.  Certain Relationships and Related Transactions.

  A.   Transactions with Management and Others

       All directors (or their firms), as members of United, purchase groceries and related products from United in the ordinary course of business at prices available to members generally.

       In the ordinary course of business, United enters into prime leases and subleases property to qualified members. United presently is a party to subleases with entities affiliated with Richard L. Wright, Gaylon Baese, and Robert Lamb, directors of United. At October 2, 1998, monthly payments due pursuant to the subleases were as follows:

       Wright                           $62,903
       Baese                            $20,625
       Lamb                             $95,452

       Pursuant to a stock purchase agreement dated September 17, 1997, United sold 145,256 shares of stock of C & K Market, Inc. ("C&K") to C&K for $6,023,000. The purchase price was determined by negotiation between United and C&K. United had acquired the shares from C&K in 1994 for $5,750,000. Raymond L. Nidiffer, a holder of more than five percent of United's common stock, is a controlling shareholder of C&K.

       United sold a retail store and real property in Cloverdale, California to C&K pursuant to an agreement dated September 17, 1997, for a net purchase price of approximately $4.7 million. The purchase price was determined by negotiation between United and C&K. United had acquired the real property in 1994 and had constructed the store and related improvements. United recognized a loss of approximately $500,000 in connection with the transaction in fiscal year 1997.

  B.   Certain Business Relationships

       During fiscal year 1998, RAF, LLC., a corporation controlled by Wright's Foodliner, Inc. and the Registrant, purchased groceries and other products in the ordinary course of business from United in the amount of $2,933,180. The terms of sale for these products were identical to terms offered to all members of United. United owns a 94% equity interest in RAF, LLC. Wright's Foodliner, Inc. is controlled by Richard L. Wright, a director of the Registrant.

  C.   Indebtedness of Management

       The following directors, officers, or related persons or entities were indebted to United during the fiscal year ended October 2, 1998, or thereafter and prior to the date of this report:

                               Largest
                              aggregate
                            amount of debt
                             outstanding                           # of
                                during           Balance at        Notes
                              year ended        November 30,     & Rate of
Name of Debtor                October 2,            1998          Interest
                                 1998
--------------              ---------------     ------------       ---------

Lambko, LLC                                                        One Note;
  Robert Lamb, Director         $184,000          $156,328         Variable

       The above loan was for purchase of equipment and is collateralized by real estate. The variable rate loan bears interest at prime plus 2 percent.

       In addition to the direct loan above, the Company has entered into various agreements under which it sells certain of its notes receivable from members, including directors, subject to limited recourse provisions. These notes are collateralized by personal property, securities, and guaranties.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)   Documents filed as part of the report

    1. The following financial statements are filed as part of this report:

    Independent Accountant's Report on Financial Statements
    Consolidated Balance Sheets
    Consolidated Statements of Operations
    Consolidated Statements of Members' Equity
    Consolidated Statements of Cash Flows
    Notes to Consolidated Financial Statements
    Independent Accountant's Report on Financial Statement Schedule

    2. The following financial statement schedule is filed as part of this report:

Schedule II -     Valuation and qualifying accounts

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

                                            UNITED GROCERS, INC.
                                                  (Registrant)



Dated:    January 15, 1999                 By:  /s/ Charles E. Carlbom

                                                Charles E. Carlbom
                                                President and C.E.O.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Name                       Title                                 Date
   ----                       -----                                 ----

/s/ Charles E Carlbom       President, Secretary and              1-14-99
Charles E. Carlbom          Treasurer (Principal
                            executive officer)

/s/ Terrance W. Olsen       Executive Vice President,             1-14-99
Terrence W. Olsen           Asst. Secretary(Principal
                            operating officer)

/s/ Mark Tweedie            Vice President                        1-14-99
Mark Tweedie               (Principal financial officer
                            and principal accounting officer)


/s/ Robert A. Lamb          Director                              1-14-99
Robert A. Lamb


/s/ Peter J. O'Neal         Director                              1-14-99
Peter J. O'Neal


/s/ Kenneth W. Findley      Director                              1-14-99
Kenneth W. Findley


/s/ James F. Glassel        Director                              1-14-99
James F. Glassel


/s/ Richard L. Wright       Director                              1-14-99
Richard L. Wright


/s/ Gaylon G. Baese         Director                              1-14-99
Gaylon G. Baese


/s/ Mary Mc Donald          Director                              1-14-99
Mary McDonald


/s/ Floyd West              Director                              1-14-99
Floyd West


/s/ Kenneth Tucker          Director                              1-14-99
Kenneth Tucker

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

   Four copies of the annual report covering the company's last fiscal year will be provided as supplemental information to the Commission.

   Enclosed with this report is a copy of proxy soliciting material, including the form of proxy, sent to United's shareholders for the January 15, 1999 annual meeting.

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

                              EXHIBIT INDEX

2.A Copy of agreement for sale and purchase of business assets dated July 8, 1998, between the registrant and Orion Capital Corporation, relating to the sale of the registrant's insurance subsidiaries.

2.B Copy of asset purchase agreement dated May 15, 1998, between the registrant and Smart & Final Inc., relating to the sale of the registrant's Cash & Carry operation (incorporated by reference to Exhibit 10.A to the registrant's quarterly report on Form 10-Q for the period ended July 3, 1998).

2.C Copy of asset purchase agreement dated as of May 1, 1998, among the registrant, Kero Investments, Inc, Rich & Rhine Acquisition Corp., and Rich and Rhine, Inc., relating to the sale of the business of Rich and Rhine, Inc. (incorporated by reference to Exhibit 10.B to the registrant's quarterly report on Form 10-Q for the period ended July 3, 1998).

3.A Copy of the registrant's restated articles of incorporation, as amended (incorporated by reference to Exhibit 4-E to the registrant's registration statement on Form S-2, No. 33-26631).

3.B Copy of the registrant's bylaws, as amended (incorporated by reference to Exhibit 3 to the registrant's quarterly report on Form 10-Q for the period ended March 29, 1996).

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

4.B7 Copy of supplemental indenture dated as of January 21, 1997, between the registrant and First Bank National Association, as trustee, relating to the registrant's Series K 5% Subordinated Redeemable Capital Investment Notes (incorporated by reference to Exhibit 4-C to the registrant's registration statement on Form S-2, No. 333-26285).

4.C Copy of credit agreement of August 25, 1998 between Congress Financial Corporation and the registrant.

4.D1 Copy of Loan Purchase and Servicing Agreement dated as of May 13, 1994, among United Resources, Inc., as Seller and Servicer, the registrant, as Guarantor, and National Consumer Cooperative Bank, as Buyer, relating to the selling of loans originated by the registrant's subsidiary, United Resources, Inc. (incorporated by reference to Exhibit 4.F1 to the registrant's Form 10-K for the fiscal year ended September 30,
                  1994).

4.D2 Copy of First Amendment to Loan Purchase and Servicing Agreement of May 13, 1994, dated as of July 15, 1994, among United Resources, Inc., the registrant, and National Consumer Cooperative Bank (incorporated by reference to Exhibit 4.F2 to the registrant's Form 10-K for the fiscal year ended September 30, 1994).

4.D3 Copy of Second Amendment to Loan Purchase and Servicing Agreement of May 13, 1994, dated as of September 28, 1995, among United Resources, Inc., the registrant, and National Consumer Cooperative Bank (incorporated by reference to
                  Exhibit 4.F3 to the registrant's Form 10-K for the fiscal year ended September 29, 1995).

4.D4 Copy of Loan Purchase and Servicing Agreement (Holdback Program) dated as of September 28, 1995, between United Resources, Inc., as Seller and Servicer, and National Consumer Cooperative Bank, as Buyer, and related guaranty agreement between the registrant and National Consumer Cooperative Bank (incorporated by reference to Exhibit 4.F4 to the registrant's Form 10-K for the fiscal year ended September 29,
                  1995).

Pursuant to Item 601 (b)(4)(iii) of Regulation S-K, the registrant is not filing certain instruments with respect to its long-term debt because the amount authorized under any such instrument does not exceed 10 percent of the total consolidated assets of the registrant at October 2, 1998. The registrant agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

10.A* Copy of United Grocers, Inc., pension plan and trust agreement dated as of October 1, 1985 (incorporated by reference to Exhibit 10-A to the registrant's registration statement on Form S-2, No. 33-11212).

10.B* Copy of first amendment to United Grocers, Inc., pension plan and trust agreement dated as of October 1, 1987 (incorporated by reference to Exhibit 10-B to post-effective amendment No. 1 to the registrant's registration statement on Form S-2, No. 33-11212).

10.C* Copy of binder of insurance notifications with respect to the indemnification of officers and directors.

10.D1 Typical forms executed in connection with loans to members, including directors:

10.D1a            Installment note (Stevens-Ness form 217).

10.D1b            Promissory note (Stevens-Ness form 216).

10.D1c            Installment note.

10.D1d Renewal note for fixed rate loan (incorporated by reference to Exhibit 10-D1d to the registrant's Form 10-K for the fiscal year ended September 29, 1995).

10.D1e            Loan agreement for subsequent notes

10.D1f            Loan agreement

10.D1g Amendment to installment note and security agreements (incorporated by reference to Exhibit 10-D1i to the registrant's Form 10-K for the fiscal year ended September 29,
                  1995).

10.D1h            Security agreement (Stevens-Ness form 1201).

10.D1i            Purchase money security agreement (Stevens-Ness form 1202).

10.D1j            Security agreement for equipment (Stevens-Ness form 1203).

10.D1k            Inventory  loan  and  security  agreement  (Stevens-Ness  form
                  1206).

10.D1l            Security agreement (Equipment and Inventory).

10.D1m            Security   agreement  for  subsequent   notes  (Equipment  and
                  Inventory).

Pursuant to Instruction 2 to Item 601 of Regulation S-K, the registrant has filed the forms listed above in lieu of filing each copy executed in connection with loans to directors. A schedule showing the principal amount and interest rate of each director loan at October 2, 1998, appears in Item 13.C of this Form 10-K. The registrant agrees to furnish a copy of any omitted loan document to the Securities and Exchange Commission upon request.

10.D2 Typical form of residual stock redemption note executed in connection with redemption of common stock from members.

Pursuant to Instruction 2 to Item 601 of Regulation S-K, the registrant has filed the form listed above in lieu of filing each copy executed in transactions with directors. The registrant agrees to furnish a copy of any omitted document to the Securities and Exchange Commission upon request.

10.E* Employment Agreement between the registrant and Terry Olsen dated October 1, 1998.

10.F1 Copy of sublease agreement for Troutdale store dated December 15, 1993, between the registrant and a partnership in which Robert A. Lamb, a director of the registrant, is a partner (incorporated by reference to Exhibit 10-F1 to the registrant's Form 10-K for the fiscal year ended September 29,
                  1995).

10.F2 Copy of sublease agreement for Wilsonville store dated June 25, 1991, between the registrant and a partnership in which Robert A. Lamb, a director of the registrant, is a partner (incorporated by reference to Exhibit 10-F2 to the registrant's Form 10-K for the fiscal year ended September 29,
                  1995).

10.F3 Copy of sublease agreement for Portland store dated July 30, 1997, between the registrant and a corporation in which Robert
                  A. Lamb, a director of the registrant, has an interest.

10.F4 Copy of sublease agreement for equipment located at Wilsonville store dated June 25, 1991, between the registrant and a partnership in which Robert A. Lamb, a director of the registrant, is a partner.

10.G Copy of sublease agreement for Tigard store dated August 28, 1991, between the registrant and a corporation in which Gaylon
                  G. Baese, a director of the registrant, has an interest.

10.H1 Copy of sublease agreement for Eugene store dated October 27, 1991, between the registrant and a corporation in which Richard L. Wright, a director of the registrant, has an interest.

10.H2 Copy of sublease agreement for Cottage Grove store dated October 27, 1990, between the registrant and a corporation in which Richard L. Wright, a director of the registrant, has an interest.

10.H3 Copy of sublease agreement for Albany store dated February 1, 1994, between the registrant and a corporation in which Richard L. Wright, a director of the registrant, has an interest.

10.I1 Copy of sublease agreement for Gold Beach store dated July 6, 1979, between the registrant and Raymond L. Nidiffer, a holder of more than five percent of the registrant's stock ("Nidiffer") (incorporated by reference to Exhibit 10-Q3 of the registrant's registration statement on Form S-2, No. 33-26631).

10.I2             Copy of  assignment  of lease and  related  documents  for Mt.
                  Shasta store between the registrant and C & K Market, Inc., an affiliate of Nidiffer (incorporated by reference to Exhibit 10-Q4 of the registrant's registration statement on Form S-2, No. 33-26631).

10.I3 Copy of loan guaranties dated June 12, 1980 and September 30, 1988, given by registrant for the benefit of C & K Market, Inc., an affiliate of Nidiffer (incorporated by reference to Exhibit 10-I12 to the registrant's Form 10-K for the fiscal year ended September 30, 1989).

10.I4 Copy of stock purchase agreement dated as of June 20, 1994, between the registrant and C & K Market, Inc., an affiliate of Nidiffer (incorporated by reference to Exhibit 10.F8 to the registrant's Form 10-K for the fiscal year ended September 30,
                  1994).

10.I5             Copy  of   Agreement   for   Purchase   and  Sale  and  Escrow
                  Instructions dated September 17, 1997, between the registrant and C & K Market, Inc., an affiliate of Nidiffer.

10.I6 Stock Purchase Agreement dated November 17, 1997, by and among the registrant and C & K Market, an affiliate of Nidiffer.

12                Statement of Computation of Ratio of Adjusted  Income to Fixed
                  Charges.

18                Letter   from   PricewaterhouseCoopers   LLP  re   changes  in
                  accounting principles.

21                Subsidiaries of the registrant.

27                Financial Data Schedule.

* Denotes management contract or compensatory plan or arrangement.