Form 10-Q
period 1999-01-01
UNITED GROCERS INC /OR/
filed 1999-02-16
CIK 225966

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

                 For the Quarterly period ended January 1, 1999
                         Commission File Number 2-60487


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

          Class                    Outstanding at February 15, 1999
Common shares, $5 par value                  523,165 shares

                     UNITED GROCERS, INC., AND SUBSIDIARIES

                                      INDEX

PART I:  Financial Information                                             Pages

Item 1.  Financial Statements

               Condensed Consolidated Statements of Operations
               for the quarters ended January 1, 1999 and
               January 2, 1998                                                3

               Condensed Consolidated Balance Sheets as of
               January 1, 1999 and October 2, 1998                          4-5

               Condensed Consolidated Statements of Cash Flows
               for the quarters ended January 1, 1999
               and January 2, 1998                                            6

               Notes to the Condensed Consolidated Financial
               Statements                                                   7-8

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations                                                        9-13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          13

PART II: Other Information

Item 6.  Exhibits and Reports on Form 8-K                                    14

Signature                                                                    15

                     UNITED GROCERS, INC., AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Quarter ended    Quarter ended
                                                January 1, 1999  January 2, 1998
                                                ---------------  ---------------
Net sales and operations                         $ 265,912,793    $ 304,141,408
                                                 -------------    -------------
Costs and expenses:
     Cost of sales                                 228,625,381      265,321,895
     Members' allowances                             4,848,865        2,273,164
     Operating expenses                             22,078,518       27,040,527
     Selling and administrative
       expenses                                      5,374,388        6,738,043
     Depreciation and amortization                   2,349,532        2,504,020
                                                 -------------    -------------
   Total costs and expenses                        263,276,684      303,877,649
                                                 -------------    -------------

     Other (income)/expense:
       Interest expense                              2,549,829        3,948,144
       Interest income                                (609,087)        (253,205)
                                                 -------------    -------------
   Total other (income)/expense                      1,940,742        3,694,939
                                                 -------------    -------------

Income (loss) from continuing operations
  before income tax provision (benefit)                695,367       (3,431,180)

(Provision) benefit for income taxes                  (278,147)       1,372,472
                                                 -------------    -------------
Income (loss) from continuing
  operations                                           417,220       (2,058,708)

Discontinued operations (Note 3), less
  applicable income taxes of $292,316
  in 1998                                                 -             438,474
                                                 -------------    -------------
     Net income (loss)                           $     417,220    $  (1,620,234)
                                                 =============    =============

   The accompanying notes are an integral part of these financial statements.

                     UNITED GROCERS, INC., AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 (Unaudited)      (Audited)
ASSETS                                         January 1, 1999  October 2, 1998
                                               ---------------  ---------------

Current assets:
     Cash and cash equivalents                  $  8,519,006     $  1,294,137
     Accounts and notes receivable, net           68,153,048       67,269,129
     Inventories                                  72,576,514       68,898,336
     Other current assets                          6,029,221        5,115,026
     Deferred income taxes                         1,525,237        1,525,237
                                                ------------     ------------
          Total current assets                   156,803,026      144,101,865
                                                ------------     ------------

Non-current assets:
     Notes receivable                             28,177,284       29,201,865
     Investment in affiliated companies            3,484,579        3,359,579
     Other receivables                             3,111,859        3,032,683
     Property, plant and equipment, net           32,559,461       37,913,621
     Other assets, net                            15,342,073       16,032,195
                                                ------------     ------------
          Total non-current assets                82,675,256       89,539,943
                                                ------------     ------------
               TOTAL                            $239,478,282     $233,641,808
                                                ============     ============

   The accompanying notes are an integral part of these financial statements.

                     UNITED GROCERS, INC., AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                                                 (Unaudited)      (Audited)
LIABILITIES AND MEMBERS' EQUITY                January 1, 1999  October 2, 1998
                                               ---------------  ---------------

Current liabilities:
     Notes payable, current portion             $ 65,236,761      $ 41,159,191
     Accounts payable                             53,644,938        59,675,586
     Compensation and taxes payable                5,202,733         6,335,369
     Other current liabilities                     5,146,569         5,778,587
                                                ------------      ------------
          Total current liabilities              129,231,001       112,948,733

Notes payable, net of current portion             65,345,059        74,433,616
Other liabilities                                  9,776,192        11,011,261
                                                ------------      ------------

          Total liabilities                      204,352,252       198,393,610
                                                ------------      ------------

Redeemable members' equity                         3,365,682         3,905,070
                                                ------------      ------------

Members' equity:
Common stock -- authorized, 10,000,000
  shares at $5.00 par value;
  523,955 shares issued and outstanding            2,619,775         2,619,775
Additional paid-in capital                        20,394,270        20,394,270
Retained earnings                                  8,746,303         8,329,083
                                                ------------      ------------
          Total members' equity                   31,760,348        31,343,128
                                                ------------      ------------
               TOTAL                            $239,478,282      $233,641,808
                                                ============      ============

   The accompanying notes are an integral part of these financial statements.

                     UNITED GROCERS, INC., AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                Quarter ended    Quarter ended
                                               January 1, 1999  January 2, 1998
                                               ---------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                          $    417,220     $ (1,620,234)
     Adjustments to reconcile net income (loss)
       to net cash provided by (used in)
       operating activities                      (14,704,233)       6,378,612
                                                ------------     ------------
          Net cash provided by (used in)
            operating activities                 (14,287,013)       4,758,378
                                                ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Loans to members                                (63,175)      (1,094,453)
     Collections on loans to members                 937,756        1,761,717
     Proceeds from sale of member loans                 -             284,169
     Redemption of investments                          -           3,813,940
     Purchase of investments                            -          (3,166,617)
     Sale of property, plant and equipment         6,658,642        2,582,744
     Purchase of property, plant and equipment      (470,966)        (607,660)
                                                ------------     ------------
          Net cash provided by investing
            activities                             7,062,257        3,573,840
                                                ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repurchase of common stock                     (539,388)            -
     Proceeds from (repayment of)
       long-term liabilities:
       Revolving bank lines of credit, net        17,186,615       (5,281,433)
       Mortgages and notes                        (1,576,715)      (1,192,717)
       Redeemable notes and certificates            (620,887)         (70,300)
                                                ------------     ------------

          Net cash provided by (used in)
            financing activities                  14,449,625       (7,244,450)
                                                ------------     ------------

               Net increase in cash and
                 cash equivalents                  7,224,869        1,087,768

Cash and cash equivalents, beginning of period     1,294,137       10,223,434
                                                ------------     ------------

Cash and cash equivalents, end of period         $ 8,519,006     $ 11,311,202
                                                ============     ============

   The accompanying notes are an integral part of these financial statements.

                     UNITED GROCERS, INC., AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  MANAGEMENT'S STATEMENT

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the consolidated financial position of United Grocers, Inc. and subsidiaries (the Company) at January 1, 1999 and the consolidated results of operations for the quarterly periods ended January 1, 1999 and January 2, 1998 and consolidated cash flows for the quarterly periods ended January 1, 1999 and January 2, 1998. The Notes to the Consolidated Financial Statements which are contained in the 1998 Annual Report to Shareholders should be read in conjunction with these Condensed Consolidated Financial Statements.

Operating results for the period ended January 1, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending October 1, 1999, or any other period.

Note 2.  ACCOUNTING PRONOUNCEMENTS

In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. The statement is effective for fiscal years beginning after December 15, 1997, but is not required to be presented in interim financial information in the year of adoption.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999.

The Company's management has studied the implications of SFAS 132, and based on the initial evaluation, expects the adoption to have no material impact on the Company's financial condition or results of operations, but will require revised disclosures when the statement becomes effective. The Company's management has studied the implications of SFAS 133 and based on the initial evaluation, expects the adoption to have no material impact on the Company's financial condition or results of operations.

Note 3.  DISCONTINUED OPERATIONS

In September 1997, the Company's management and Board of Directors approved a plan whereby the insurance operations would be sold to an unrelated party. Accordingly, the results of operations of the insurance segment for the 1998 first quarter has been presented as "discontinued operations" in the accompanying condensed statements of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's 1998 Annual Report on Form 10-K and the consolidated financial statements and notes thereto of the Company.

Year-to-date period ended January 1, 1999 ("1999") compared to year-to-date period ended January 2, 1998 ("1998").

RESULTS OF OPERATIONS

OVERVIEW

During the first quarter of the prior year, the Company's financial condition and results of operations were affected by implementation of the closure of the Medford, Oregon grocery distribution facility and the consolidation of certain California operations with Oregon operations.

NET SALES AND OPERATIONS

Net sales and operations decreased 12.6% from 1998 to $265.9 million for 1999. The decrease in sales is primarily due to the sale of the Cash & Carry division in May 1998, and lower volume due to the elimination of certain unprofitable accounts.

COSTS AND EXPENSES

Total costs and expenses decreased $40.6 million (13.4%) from 1998 to $263.3 million for 1999 (99.0% of sales). This compares to $303.9 million (99.9% of sales) in 1998. The components of costs and expenses are outlined below:

         Costs and Expenses as a Percent of Net Sales and Operations:



                                                Quarter ended    Quarter ended
                                               January 1, 1999  January 2, 1998
                                               ---------------  ---------------

     Cost of sales                                     86.0%          87.2%
     Members' allowances                                1.8            0.7
     Operating expenses                                 8.3            8.9
     Selling and administrative expenses                2.0            2.2
     Depreciation and amortization                      0.9            0.8
                                                       ----           ----

          Total                                        99.0%          99.9%
                                                       ====           ====

Cost of sales as a percent of net sales and operations decreased from 87.2% to 86.0% from 1998 to 1999. The decrease in cost of sales is primarily due to changes in the Company's marketing plan, which caused an offsetting increase in members' allowances as a percentage of sales. Operating expenses as a percent of net sales and operations decreased from 8.9% to 8.3% from 1998 to 1999. The decrease in operating expenses is primarily due to internal cost efficiencies, including the consolidation of the procurement and accounting staffs of the Company's California division with those of the Oregon operations. In addition, 1998 included some costs incurred in connection with the closure of the Company's Medford grocery distribution facility.

OTHER INCOME/EXPENSE

Interest expense decreased $1.4 million from 1998 to 1999, primarily due to debt reductions resulting from the sale of the Company's Cash & Carry division and certain non-core assets. Interest income increased $.4 million from 1998 to 1999, primarily as a result of an increase in the Company's notes receivable.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that anticipated needs for working capital, capital expenditures and repayment of long-term debt through fiscal 1999 will be met from funds generated by operations and borrowings under the credit facility.

CASH FLOWS FROM OPERATING ACTIVITIES

In 1999, the Company used $14.3 million in cash in its operating activities, compared to $4.8 million provided from its operations in 1998. The decrease of $19.1 million is due primarily to increases in inventories and reductions in accounts payable.

CASH FLOWS FROM INVESTING ACTIVITIES

In 1999, the Company provided $7.1 million in cash from investing activities, compared to the $3.6 million in cash provided by investing activities in 1998. Cash flows from investing activities increased primarily due to proceeds from the sale of property, plant and equipment.

CASH FLOWS FROM FINANCING ACTIVITIES

In 1999, the Company's financing activities provided $14.4 million in cash compared to $7.2 million used in 1998. The increase in cash provided by financing is primarily a result of increases in the credit facility.

ACCOUNTING PRONOUNCEMENTS

In February 1998, the FASB issued SFAS No. 132. This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. The statement is effective for fiscal years beginning after December 15, 1997, but is not required to be presented in interim financial information in the year of adoption.

In June 1998, the FASB issued SFAS No. 133. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999.

The Company's management has studied the implications of SFAS 132, and based on the initial evaluation, expects the adoption to have no material impact on the Company's financial condition or results of operations, but will require revised disclosures when the statement becomes effective. The Company's management has studied the implications of SFAS 133 and based on the initial evaluation, expects the adoption to have no material impact on the Company's financial condition or results of operations.

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

Area -1- The Infrastructure area consists of hardware and operating system software. Updating in this area is on schedule and the Company estimates that approximately 90 percent of the items identified in this area had been completed as of December 31, 1998. The testing phase is ongoing as the remaining items are corrected or replaced.

All infrastructure item tasks are expected to be completed by March 31, 1999.

Area -2- The Applications Software area consists of conversion of software that is not Y2K compliant, and where available, the replacement of such software from the vendor. The Company has engaged Applied Decisions USA, Inc. to assist in project management, and in conversion and testing of certain non-compliant application software code.

The Company estimates that the conversion phase was approximately 95 percent complete as of December 31, 1998, and full conversion will be completed by March 31, 1999. The testing phase is progressing in an organized fashion as the software is repaired or replaced. The testing is ongoing.

The Company uses software from The Armature Company for warehousing and purchasing functions. Y2K compliant software installation was completed on November 21, 1998.

Area -3- The Third Party Suppliers area includes the identification and prioritizing of critical suppliers, financial institutions, and utilities, and communicating with them about their plans and progress in addressing the Y2K issue. The Company has identified and contacted 4,324 suppliers requesting information on their plans and progress on the Y2K issue. As of December 31, 1998, the Company had received a response from 75 percent of the identified suppliers. Responses from the identified suppliers indicate progress in addressing the Y2K issue, with a majority of the responses expecting full compliance by September 30, 1999. The Company has a follow-up plan in place scheduled through the remainder of 1999. Contingency planning in this area began in February 1999, with the completed plan estimated to be in place by June 30, 1999.

Area -4- The Process Control and Instrumentation area consists of identification and prioritization of hardware and software associated with embedded chips used in operation of all facilities of the Company. The Company estimates it has identified and corrected approximately 80 percent of the identified items. The remaining 20 percent is expected to be completed by September 30, 1999. Contingency planning in this area began in January 1999 and will be completed by September 30, 1999.

The major phases associated with the Y2K Project are: (A) Inventory of potential Y2K items; (B) Assigning priorities to the items identified as material to the Company; (C) Assessing the Y2K compliance of the inventoried items; (D) Repairing or replacing material items that are determined not to be Y2K compliant; (E) Testing material items; and (F) Developing contingency and business continuation plans for each functional area and Company location.

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

Phase E - Full systems testing commenced in January 1999, and completion is expected by June 30, 1999. Vendor software upgrades continue on schedule.

Phase F - Contingency planning for all areas is ongoing and is to be completed by June 30, 1999.

Cost - The estimated cost of the Y2K Project is approximately $5.6 million. The total amount expended on the project through December 31, 1998 was $2.7 million, of which approximately $2.5 million related to the cost of conversion or replacement of application software, $150,000 related to the replacement of hardware, and $50,000 related to the cost of identifying and communicating with Third Party Suppliers. The estimated future cost of completing the Y2K Project is estimated to be $2.9 million - $2.8 million for replacement of software and related hardware, and $100,000 to identify and communicate with third party suppliers and to repair or replace embedded systems.

Risks - The failure to correct material Y2K issues could result in interruption in, or failure of, key core business processes. The most likely worst case scenario is business being partially or totally disrupted for a period of a few hours to one week. There can be no assurance that actual results will not differ materially for those projected.

Safety Net Preparation - The Y2K team has, as part of their project, been identifying manual or modified processes that would need to be employed in the unlikely event that some of the upgrades fail.

FORWARD-LOOKING STATEMENTS

Statements above and elsewhere in this Form 10-Q regarding future events or performance are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. As with all forward-looking statements, the forward-looking statements made by the Company herein are subject to uncertainties that could cause actual results to differ materially from those projected, including without limitation, uncertainties inherent in business plans and the changing of business methods, uncertainties related to the response of customers and suppliers to changing business strategies, uncertainties related to Y2K issues, and uncertainties concerning the outcome of sales of subsidiaries or divisions.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes to previously reported information.

Part II


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)            Exhibit 27 Financial Data Schedule

(b)            Reports on Form 8-K

               None.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  February 16, 1999           UNITED GROCERS, INC.
                                   (Registrant)


                                   By /s/ Mark Tweedie
                                      ------------------------------------------
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer)