Form 10-Q
period 1999-04-02
UNITED GROCERS INC /OR/
filed 1999-05-14
CIK 225966

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

                  For the Quarterly period ended April 2, 1999
                         Commission File Number 2-60487


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

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes  [ ]     No   [X]

     Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.
              Class                        Outstanding at May 1, 1999
 Common shares, $5 par value                   546,209 shares

                     UNITED GROCERS, INC., AND SUBSIDIARIES

                                      INDEX

PART I:   Financial Information                                       Pages
                                                                      -----
          Item 1.  Financial Statements

                  Condensed Consolidated Statements of Operations
                  or the quarters and year-to-date periods
                  ended April 2, 1999 and April 3, 1998..................4

                  Condensed Consolidated Balance Sheets as of
                  April 2, 1999 and October 2, 1998....................5-6

                  Condensed Consolidated Statements of Cash Flows
                  for the year-to-date periods ended April 2, 1999
                  and April 3, 1998................................... ..7

                  Notes to the Condensed Consolidated Financial
                  Statements...........................................8-9

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations........................................10-14

          Item 3.  Quantitative and Qualitative Disclosures
                   about Market Risk....................................14

PART II:  Other Information

          Item 2.  Changes in Securities and Use of Proceeds............15

          Item 6.  Exhibits and Reports on Form 8-K.....................15

SIGNATURE...............................................................15

                     UNITED GROCERS, INC., AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             Quarter ended      Quarter ended
                                             April 2, 1999      April 3, 1998
                                             -------------      -------------

Net sales and operations                    $ 249,756,151       $ 296,732,425
                                             ------------        ------------
Costs and expenses:
       Cost of sales                          214,871,913         256,194,168
       Members' allowances                      4,434,376           2,326,477
       Operating expenses                      21,559,597          30,035,113
       Selling and administrative
         expenses                               5,878,567           5,180,470
       Depreciation and amortization            2,497,191           2,625,950
                                             ------------        ------------
   Total costs and expenses                   249,241,644         296,362,178
                                             -------------       ------------

       Other (income)/expense:
         Interest expense                       2,391,082           3,683,725
         Interest income                      (   748,163)         (  444,467)
                                             -------------       -------------
   Total other (income)/expense                 1,642,919           3,239,258
                                             -------------       -------------

Loss from continuing operations
  before income tax benefit                    (1,128,412)        ( 2,869,011)

Benefit for income taxes                          451,367           1,147,604
                                              ------------       -------------
Loss from continuing
  operations                                     (677,045)       (  1,721,407)

Discontinued operations (Note 3), less
  applicable income taxes of $332,020
  in 1998                                            -                498,001
                                              ------------       -------------
        Net loss                               $ (677,045)        $(1,223,406)
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

                                              Year-to-date        Year-to-date
                                              period ended        period ended
                                              April 2, 1999       April 3, 1998
                                              ------------         ------------

Net sales and operations                     $ 515,668,944        $ 600,873,833
                                             -------------         ------------
Costs and expenses:
      Cost of sales                            443,497,294          521,516,063
      Members' allowances                        9,283,241            4,599,641
      Operating expenses                        43,638,115           57,075,640
      Selling and administrative
       expenses                                 11,252,955           11,918,513
      Depreciation and amortization              4,846,723            5,129,970
                                             -------------         ------------
   Total costs and expenses                    512,518,328          600,239,827
                                             -------------         ------------

      Other (income)/expense:
          Interest expense                       4,940,911            7,631,869
          Interest income                      ( 1,357,250)          (  697,672)
                                             -------------         ------------
   Total other (income)/expense                  3,583,661            6,934,197
                                             -------------         ------------

Loss from continuing operations
  before income tax benefit                       (433,045)         ( 6,300,191)

Benefit for income taxes                            173,220           2,520,076
                                              -------------        ------------
Loss from continuing
  operations                                       (259,825)       (  3,780,115)

Discontinued operations (Note 3), less
  applicable income taxes of $624,336
  in 1998                                             -                 936,475
                                              -------------        ------------
       Net loss                                  $ (259,825)        $(2,843,640)
                                              =============        ============

The accompanying notes are an integral part of these financial statements.

                     UNITED GROCERS, INC., AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                             (Unaudited)          (Audited)
ASSETS                                      April 2, 1999       October 2, 1998
                                           ---------------      ----------------
Current assets:
     Cash and cash equivalents                 $ 3,332,171          $ 1,294,137
     Accounts and notes receivable, net         63,873,531           67,269,129
     Inventories                                67,220,464           68,898,336
     Other current assets                        6,118,016            5,115,026
     Deferred income taxes                       1,525,237            1,525,237
                                              ------------         ------------
         Total current assets                  142,069,419          144,101,865
                                              ------------         ------------
Non-current assets:
     Notes receivable                           25,586,197           29,201,865
     Investment in affiliated companies          3,484,579            3,359,579
     Other receivables                           2,940,337            3,032,683
     Property, plant and equipment, net         31,952,166           37,913,621
     Other assets, net                         14,416,0587           16,032,195
                                              ------------         ------------
         Total non-current assets               78,379,337           89,539,943
                                              ------------         ------------
              TOTAL                           $220,448,756         $233,641,808
                                              ============         ============

The accompanying notes are an integral part of these financial statements.

                     UNITED GROCERS, INC., AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                                             (Unaudited)          (Audited)
LIABILITIES AND MEMBERS' EQUITY             April 2, 1999      October 2, 1998
                                           --------------     -----------------
Current liabilities:
       Notes payable, current portion         $50,214,759         $ 41,159,191
       Accounts payable                        53,484,452           59,675,586
       Compensation and taxes payable           4,914,608            6,335,369
       Other current liabilities                4,309,630            5,778,587
                                             ------------         ------------
            Total current liabilities         112,923,449          112,948,733


Notes payable, net of current portion          64,652,758           74,433,616
Other liabilities                               9,127,828           11,011,261
                                             ------------         ------------

          Total liabilities                   186,704,035          198,393,610
                                             ------------         ------------


Redeemable members' equity (includes 75,642     4,199,644            3,905,070
 and 93,085 shares outstanding, respectively)

Members' equity:
Common stock -- authorized, 10,000,000
  shares at $5.00 par value;
  net issued and outstanding,
  510,282 and 523,955 shares, respectively      2,551,410            2,619,775
Additional paid-in capital                     18,924,409           20,394,270
Retained earnings                               8,069,258            8,329,083
                                             ------------         ------------
           Total members' equity               29,545,077           31,343,128
                                             ------------         ------------
               TOTAL                         $220,448,756         $233,641,808
                                             ============         ============

The accompanying notes are an integral part of these financial statements.

                     UNITED GROCERS, INC., AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                           Year-to-date          Year-to-date
                                           period ended          period ended
                                           April 2, 1999         April 3, 1998
                                           ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                    $ (259,825)      $   (2,843,640)
 Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities                      (4,742,192)           8,153,216
                                           -------------        -------------
       Net cash provided by (used in)
       operating activities                  (5,002,017)           5,309,576
                                           -------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans to members                           (   71,153)          (1,647,219)
  Collections on loans to members             3,386,821            2,036,482
  Proceeds from sale of member loans                  -              595,058
  Redemption of investments                           -            6,413,850
  Purchase of investments                             -           (3,166,617)
  Sale of property, plant and equipment       6,697,537            5,807,134
  Purchase of property, plant and equipment  (1,004,212)          (1,192,183)
                                           -------------        -------------
  Net cash provided by investing activities   9,008,993            8,846,505
                                           -------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of common stock                         750,582                    -
   Repurchase of common stock                (1,994,234)                   -
   Proceeds from (repayment of)
      long-term liabilities:
      Revolving bank lines of credit, net     8,099,868          ( 8,782,760)
      Mortgages and notes                    (1,590,618)         ( 2,028,150)
      Redeemable notes and certificates      (7,234,540)         ( 1,242,589)
                                           -------------        -------------
      Net cash used in financing activities  (1,968,942)         (12,053,499)
                                           -------------        -------------
      Net increase in cash and
      cash equivalents                        2,038,034            2,102,582

Cash and cash equivalents,
beginning of period                           1,294,137           10,223,434
                                           -------------        -------------
Cash and cash equivalents, end of period    $ 3,332,171         $ 12,326,016
                                           ============         =============


The accompanying notes are an integral part of these financial statements.

                     UNITED GROCERS, INC., AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  MANAGEMENT'S STATEMENT

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the consolidated financial position of United Grocers, Inc. and subsidiaries (the Company) at April 2, 1999 and the consolidated results of operations for the quarterly and the year-to-date periods ended April 2, 1999 and April 3, 1998 and consolidated cash flows for the year-to-date periods ended April 2, 1999 and April 3, 1998. The Notes to the Condensed Consolidated Financial Statements which are contained in the 1998 Annual Report Company's 1998 Annual Report on Form 10-K to Shareholders should be read in conjunction with these Condensed Consolidated Financial Statements.

Operating results for the period ended April 2, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending October 1, 1999, or any other period.

Note 2.  ACCOUNTING PRONOUNCEMENTS

In February 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. The statement is effective for fiscal years beginning after December 15, 1997, but is not required to be presented in interim financial information in the year of adoption. The adoption of SFAS will require revised disclosures when the statement becomes effective.

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

Note 3.  DISCONTINUED OPERATIONS

In September 1997, the Company's management and Board of Directors approved a plan whereby the insurance operations would be sold to an unrelated party. Accordingly, the results of operations of the insurance segment for the 1998 period have been presented as "discontinued operations" in the accompanying condensed consolidated statements of operations.


Note 4.  PROPOSED MERGER

In March 1999, the Company executed a letter of intent with respect to a proposed merger with Certified Grocers of California, Ltd., a grocery cooperative headquartered in Commerce, California. The consummation of the merger is conditional upon the execution of a mutually approved definitive merger agreement following completion of due diligence, approval of the agreement by the shareholders of both entities, required filings with regulatory entities, and other customary conditions.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's 1998 Annual Report on Form 10-K and the consolidated financial statements and notes thereto of the Company.

Year-to-date period ended April 2, 1999 ("1999") compared to year-to-date period ended April 3, 1998 ("1998").

RESULTS OF OPERATIONS

OVERVIEW

In March 1999, the Company executed a letter of intent with respect to a proposed merger with Certified Grocers of California, Ltd., a grocery cooperative headquartered in Commerce, California. The consummation of the merger is conditional upon the execution of a mutually approved definitive merger agreement following completion of due diligence, approval of the agreement by the shareholders of both entities, required filings with regulatory entities, and other customary conditions.

During 1999, the Company incurred significant expenses related to the proposed merger and Year 2000 (Y2K) compliance. During 1998 the first two quarters of the prior year, the Company's financial condition and results of operations were affected by implementation of the closure of the Medford, Oregon grocery distribution facility and the consolidation of certain California operations with Oregon operations.

NET SALES AND OPERATIONS

Net sales and operations declined 14.2% from 1998 to $515.7 million for 1999. The decrease in sales is primarily due to the sale of the Cash & Carry division in May 1998, and lower volume due to the elimination of certain unprofitable accounts.

COSTS AND EXPENSES

Total costs and expenses decreased $87.7 million (14.6%) from 1998 to $512.5 million for 1999 (99.4% of sales). This compares to $600.2 million (99.9% of sales) in 1998. The components of costs and expenses are outlined below:

        Costs and Expenses as a Percent of Net Sales and Operations:

                                              Year-to-date        Year-to-date
                                              period ended        period ended
                                              April 2, 1999      April 3, 1998
                                             --------------       ------------
Cost of sales                                     86.0%               86.8%
Members' allowances                                1.8                 0.8
Operating expenses                                 8.5                 9.5
Selling and administrative
        expenses                                   2.2                 2.0
Depreciation and amortization                      0.9                 0.8
                                                  ----                ----
    Total                                         99.4%               99.9%
                                                  ====                ====

                                       10

Cost of sales as a percent of net sales and operations decreased from 86.8% to 86.0% from 1998 to 1999. The decrease in cost of sales is primarily due to changes in the Company's marketing plan, which caused an offsetting increase in members' allowances as a percentage of sales. Operating expenses as a percent of net sales and operations decreased from 9.5% to 8.5% from 1998 to 1999. The decrease in operating expenses is primarily due to internal cost efficiencies, including the consolidation of the procurement and accounting staffs of the Company's California division with those of the Oregon operations. In addition, 1998 included some costs incurred in connection with the closure of the Company's Medford grocery distribution facility.

OTHER INCOME/EXPENSE

Interest expense decreased $2.7 million from 1998 to 1999, primarily due to debt reductions resulting from the sale of the Company's Cash & Carry division and certain non-core assets. Interest income increased $.7 million from 1998 to 1999, primarily as a result of an increase in the Company's notes receivable.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that anticipated needs for working capital, capital expenditures and repayment of long-term debt through fiscal 1999 will be met from funds generated by operations and borrowings under the credit facility.

CASH FLOWS FROM OPERATING ACTIVITIES

In 1999, the Company used $5.0 million in cash in its operating activities, compared to $5.3 million provided from its operations in 1998. The decrease of $10.3 million is due primarily to reductions in accounts payable.


CASH FLOWS FROM INVESTING ACTIVITIES

In 1999, the Company provided $9.0 million in cash from investing activities, compared to the $8.8 million in cash provided by investing activities in 1998.

CASH FLOWS FROM FINANCING ACTIVITIES

In 1999, the Company's financing activities used $2.0 million in cash compared to $12.1 million used in 1998. The decrease in cash provided by financing is primarily a result of increases in borrowings under the line of credit, partially offset by payments of long-term debt and the repurchase of common stock. At April 2, 1999, $31,214,681 was available for borrowing under the bank lines of credit.

Note 2.  ACCOUNTING PRONOUNCEMENTS

In February 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. The statement is effective for fiscal years beginning after December 15, 1997, but is not required to be presented in interim financial information in the year of adoption. The adoption of SFAS 132 will require revised disclosures when the statement becomes effective.

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

Area -1- The Infrastructure area consists of hardware and operating system software. Updating in this area was completed on April 15, 1999.

Area -2- The Applications Software area consists of conversion of software that is not Y2K compliant, and where available, the replacement of such software from the vendor. The Company has engaged Applied Decisions USA, Inc. to assist in project management, and in conversion and testing of certain non-compliant application software code.

The conversion phase was completed March 31, 1999. The testing phase is progressing in an organized fashion as the software is repaired or replaced. The testing is ongoing.

The Company uses software from The Armature Company for warehousing functions and E3 software for purchasing functions. The Company has Y2K compliant software installed in these critical areas.

Area -3- The Third Party Suppliers area includes the identification and prioritizing of critical suppliers, financial institutions, and utilities, and communicating with them about their plans and progress in addressing the Y2K issue. The Company has identified and contacted 4,324 suppliers requesting information on their plans and progress on the Y2K issue. As of March 31, 1999, the Company had received a response from 80 percent of the identified suppliers. Responses from the identified suppliers indicate progress in addressing the Y2K issue, with a majority of the responses expecting full compliance by September 30, 1999. The Company has a follow-up plan in place scheduled through the remainder of 1999. Contingency planning in this area began in February 1999, with the completed plan estimated to be in place by June 30, 1999.

Area -4- The Process Control and Instrumentation area consists of identification and prioritization of hardware and software associated with embedded chips used in operation of all facilities of the Company. The Company estimates it has identified and corrected approximately 85 percent of the identified items. The remaining 15 percent is expected to be completed by September 30, 1999. Contingency planning in this area began in January 1999 and will be completed by September 30, 1999.

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

Phase F - Contingency planning for all areas is ongoing and is to be completed by September 30, 1999.

Cost - The estimated cost of the Y2K Project is approximately $5.6 million.
The total amount expended on the project through March 31, 1999 was $3.5 million related to the cost of conversion or replacement of application software, $150,000 related to the replacement of hardware, and $50,000 related to the cost of identifying and communicating with Third Party Suppliers. The estimated future cost of completing the Y2K Project is estimated to be $1.8 million for replacement of software and related hardware, and $100,000 to identify and communicate with third party suppliers and to repair or replace embedded systems.

Risks - The failure to correct material Y2K issues could result in interruption in, or failure of, key core business processes. The most likely worst case scenario is business being partially or totally disrupted for a period of a few hours to one week. There can be no assurance that actual results will not differ materially from those projected.

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

Part II

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In March 1999, the Company issued 21,184 shares of its common stock to new members in exchange for member deposits in the amount of $750,582. The shares were issued without registration, as the issuance did not involve the sale of a security or in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit 27 Financial Data Schedule

          (b)  Reports on Form 8-K

               None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date:  May 14, 1999                   UNITED GROCERS, INC.
                                      (Registrant)



                                      By /s/ Mark Tweedie
                                      ------------------------------------------
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer)