Form 10-Q
period 1999-07-02
UNITED GROCERS INC /OR/
filed 1999-08-06
CIK 225966

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

                  For the Quarterly period ended July 2, 1999
                         Commission File Number 2-60487


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

              Class                        Outstanding at July 30, 1999
 Common shares, $5 par value                   505,122 shares

                     UNITED GROCERS, INC., AND SUBSIDIARIES

                                      INDEX

PART I:   Financial Information                                       Pages
                                                                      -----
          Item 1.  Financial Statements

                   Condensed Consolidated Statements of Operations
                   for the quarters and year-to-date periods
                   ended July 2, 1999 and July 3, 1998...................3-4

                   Condensed Consolidated Balance Sheets as of
                   July 2, 1999 and October 2, 1998......................5-6

                   Condensed Consolidated Statements of Cash Flows
                   for the year-to-date periods ended July 2, 1999
                   and July 3, 1998.....................................  7

                   Notes to the Condensed Consolidated Financial
                   Statements...........................................8-9

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations........................................10-15

          Item 3.  Quantitative and Qualitative Disclosures
                   about Market Risk....................................15

PART II:  Other Information

          Item 2.  Changes in Securities and Use of Proceeds............16

          Item 6.  Exhibits and Reports on Form 8-K.....................16

SIGNATURE...............................................................16

                     UNITED GROCERS, INC., AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             Quarter ended      Quarter ended
                                             July 2, 1999       July 3, 1998
                                             -------------      -------------

Net sales and operations                    $ 259,762,038       $ 292,939,434
                                             ------------        ------------
Costs and expenses:
       Cost of sales                          224,385,874         250,136,523
       Members' allowances                      4,319,079           4,460,984
       Operating expenses                      25,020,951          26,138,718
       Selling and administrative
         expenses                               5,152,799           4,876,842
       Depreciation and amortization            2,566,285           2,585,031
                                             ------------        ------------
   Total costs and expenses                   261,444,988         288,198,098
                                             -------------       ------------

       Other (income)/expense:
         Interest expense                       2,127,893           3,597,476
         Interest income                      (   555,472)         (  632,230)
         Gain on sale of retail operations          -             (26,213,972)
                                             -------------       -------------
   Total other (income)/expense                 1,572,421         (23,248,726)
                                             -------------       -------------

Income (loss) from continuing operations
  before income taxes                          (3,255,371)         27,990,062

(Provision) benefit for income taxes            1,302,147         (11,195,881)
                                              ------------       -------------
Income (loss) from continuing
  operations                                   (1,953,224)         16,794,181

Discontinued operations (Note 3), less
  applicable income taxes of $279,140
  in 1998                                            -                418,710
                                              ------------       -------------
        Net income (loss)                    $ (1,953,224)        $17,212,891
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

                                              Year-to-date        Year-to-date
                                              period ended        period ended
                                              July 2, 1999        July 3, 1998
                                              ------------         ------------

Net sales and operations                     $ 775,430,982        $ 893,813,267
                                             -------------         ------------
Costs and expenses:
      Cost of sales                            667,883,168          771,652,586
      Members' allowances                       13,602,320            9,060,625
      Operating expenses                        68,659,066           83,214,358
      Selling and administrative
       expenses                                 16,405,754           16,795,355
      Depreciation and amortization              7,413,008            7,715,001
                                             -------------         ------------
   Total costs and expenses                    773,963,316          888,437,925
                                             -------------         ------------

      Other (income)/expense:
          Interest expense                       7,068,804           11,229,345
          Interest income                      ( 1,912,722)          (1,329,902)
          Gain on sale of retail operations            -            (26,213,972)
                                             -------------         ------------
   Total other (income)/expense                  5,156,082          (16,314,529)
                                             -------------         ------------

Income (loss) from continuing operations
  before income taxes                           (3,688,416)          21,689,871

(Provision) benefit for income taxes             1,475,367           (8,675,805)
                                              -------------        ------------
Income (loss) from continuing
  operations                                    (2,213,049)          13,014,066

Discontinued operations (Note 3), less
  applicable income taxes of $903,476
  in 1998                                             -               1,355,185
                                              -------------        ------------
       Net income (loss)                     $  (2,213,049)         $14,369,251
                                              =============        ============

The accompanying notes are an integral part of these financial statements.

                     UNITED GROCERS, INC., AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                             (Unaudited)          (Audited)
ASSETS                                      July 2, 1999       October 2, 1998
                                           ---------------      ----------------
Current assets:
     Cash and cash equivalents                 $ 3,907,426          $ 1,294,137
     Accounts and notes receivable, net         64,581,572           67,269,129
     Inventories                                69,715,997           68,898,336
     Other current assets                        5,918,020            5,115,026
     Deferred income taxes                       1,525,237            1,525,237
                                              ------------         ------------
         Total current assets                  145,648,252          144,101,865
                                              ------------         ------------
Non-current assets:
     Notes receivable                           20,143,317           29,201,865
     Investment in affiliated companies          3,353,925            3,359,579
     Other receivables                           3,169,321            3,032,683
     Property, plant and equipment, net         30,385,599           37,913,621
     Other assets, net                          13,128,370           16,032,195
                                              ------------         ------------
         Total non-current assets               70,180,532           89,539,943
                                              ------------         ------------
              TOTAL                           $215,828,784         $233,641,808
                                              ============         ============

The accompanying notes are an integral part of these financial statements.

                     UNITED GROCERS, INC., AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                                             (Unaudited)          (Audited)
LIABILITIES AND MEMBERS' EQUITY             July 2, 1999      October 2, 1998
                                           --------------     -----------------
Current liabilities:
       Notes payable, current portion         $55,688,457         $ 41,159,191
       Accounts payable                        57,839,813           59,675,586
       Compensation and taxes payable           4,578,124            6,335,369
       Other current liabilities                2,707,756            5,778,587
                                             ------------         ------------
            Total current liabilities         120,814,150          112,948,733


Notes payable, net of current portion          56,596,304           74,433,616
Other liabilities                               9,047,833           11,011,261
                                             ------------         ------------

          Total liabilities                   186,458,287          198,393,610
                                             ------------         ------------


Redeemable members' equity (includes 33,965     1,885,737            3,905,070
 and 93,085 shares outstanding, respectively)

Members' equity:
Common stock -- authorized, 10,000,000
  shares at $5.00 par value;
  net issued and outstanding,
  508,479 and 523,955 shares, respectively      2,542,395            2,619,775
Additional paid-in capital                     18,826,331           20,394,270
Retained earnings                               6,116,034            8,329,083
                                             ------------         ------------
           Total members' equity               27,484,760           31,343,128
                                             ------------         ------------
               TOTAL                         $215,828,784         $233,641,808
                                             ============         ============

The accompanying notes are an integral part of these financial statements.

                     UNITED GROCERS, INC., AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                           Year-to-date          Year-to-date
                                           period ended          period ended
                                           July 2, 1999          July 3, 1998
                                           ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                         $ (2,213,049)      $   14,369,251
 Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities                      (2,932,290)         (13,095,299)
                                           -------------        -------------
       Net cash provided by (used in)
       operating activities                  (5,145,339)           1,273,952
                                           -------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans to members                           (  357,605)          (1,647,219)
  Collections on loans                        8,966,153            2,603,304
  Proceeds from sale of member loans                  -            1,550,163
  Redemption of investments                           -            8,685,147
  Purchase of investments                             -           (3,166,617)
  Sale of property, plant and equipment       7,912,268           12,898,495
  Purchase of property, plant and equipment  (1,789,490)          (1,870,052)
  Proceeds from sale of retail operations,
   net                                                -           40,279,545
                                           -------------        -------------
  Net cash provided by investing activities  14,731,326           59,332,766
                                           -------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of common stock                         762,690                    -
   Repurchase of common stock                (4,427,342)                   -
   Proceeds from (repayment of)
    long-term liabilities:
      Revolving bank lines of credit, net     5,115,653          (46,669,230)
      Mortgages and notes                    (1,693,215)         ( 5,969,186)
      Redeemable notes and certificates      (6,730,484)         ( 2,520,500)
                                           -------------        -------------
      Net cash used in financing activities  (6,972,698)         (55,158,916)
                                           -------------        -------------
      Net increase in cash and
      cash equivalents                        2,613,289            5,447,802

Cash and cash equivalents,
beginning of period                           1,294,137           10,223,434
                                           -------------        -------------
Cash and cash equivalents, end of period    $ 3,907,426         $ 15,671,236
                                           ============         =============


The accompanying notes are an integral part of these financial statements.

                     UNITED GROCERS, INC., AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  MANAGEMENT'S STATEMENT

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of United
Grocers, Inc. and subsidiaries (the Company) at July 2, 1999 and the consolidated results of operations for the quarterly and the year-to-date periods ended July 2, 1999 and July 3, 1998 and consolidated cash flows for the year-to-date periods ended July 2, 1999 and July 3, 1998. The Notes to the Condensed Consolidated Financial Statements which are contained in the Company's 1998 Annual Report on Form 10-K to Shareholders should be read in conjunction with these Condensed Consolidated Financial Statements.

Operating results for the period ended July 2, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending October 1, 1999, or any other period.

Note 2.  ACCOUNTING PRONOUNCEMENTS

In February 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. The statement is effective for fiscal years beginning after December 15, 1997, but is not required to be presented in interim financial information in the year of adoption. The adoption of SFAS 132 will require revised disclosures when the statement becomes effective.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS 133, as amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000. The Company's management has studied the implications of SFAS 133 and based on the initial evaluation, expects the adoption to have no impact on the Company's financial condition or results of operations.

Note 3.  DISCONTINUED OPERATIONS

In September 1997, the Company's management and Board of Directors approved a plan whereby the insurance operations would be sold to an unrelated party. Accordingly, the results of operations of the insurance segment for the 1998 period have been presented as "discontinued operations" in the accompanying condensed consolidated statements of operations.


Note 4.  PROPOSED MERGER

In March 1999, the Company executed a letter of intent with respect to a proposed merger with Certified Grocers of California, Ltd., a grocery cooperative headquartered in Commerce, California. The consummation of the merger is conditional upon the approval of a definitive merger agreement by the shareholders of both entities, required filings with regulatory entities and other customary conditions.


Note 5.  SALE OF RETAIL OPERATIONS

The gain on sale of retail operations recorded in the condensed consolidated statements of operations for 1998 periods reflects the following transactions:

On May 1, 1998, the Company completed the sale of its Rich and Rhine, Inc. subsidiary to Kero Corporation. The purchase price consisted of $3.5 million in cash, plus a promissory note of approximately $1.4 million. The promissory note is collateralized by a pledge of the common stock of the buyer.

On May 15, 1998, the Company completed the sale of its Cash & Carry division to Smart & Final, Inc. The purchase price consisted of $42.5 million in cash, plus a $17.5 million 5-year unsecured note. In connection with the sale, the Company entered into a five-year supply agreement with Smart & Final, Inc. In late May of 1999, the Company and Smart & Final, Inc. reached an agreement in principle whereby the Company has agreed to accept a reduction of $250,000 in each of the next four installments due under the 5-year unsecured note. This $1 million reduction in the note was charged to earnings in the third quarter of 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's 1998 Annual Report on Form 10-K and the consolidated financial statements and notes thereto of the Company.

Year-to-date period ended July 2, 1999 ("1999") compared to year-to-date period ended July 3, 1998 ("1998").

RESULTS OF OPERATIONS

OVERVIEW

In March 1999, the Company executed a letter of intent with respect to a proposed merger with Certified Grocers of California, Ltd., a grocery cooperative headquartered in Commerce, California. The consummation of the merger is conditional upon the approval of a definitive merger agreement by the shareholders of both entities, required filings with regulatory entities and other customary conditions.

During 1999, the Company incurred significant expenses related to the proposed merger and Year 2000 (Y2K) compliance. During 1998, the Company's financial condition and results of operations were affected by implementation of the closure of the Medford, Oregon grocery distribution operations, the consolidation of selected California operations with Oregon operations, the implementation of a new marketing plan and the sales of the Cash & Carry and Rich and Rhine, Inc. retail operations.

NET SALES AND OPERATIONS

Net sales and operations declined 13.2% ($118 million) from 1998 to $775.4 million for 1999. The decrease in sales is due to the sale of the Rich and Rhine, Inc. subsidiary (approximately $21 million) and lower volume due to the elimination of certain unprofitable accounts (approximately $97 million).

COSTS AND EXPENSES

Total costs and expenses decreased $114.5 million (12.9%) from 1998 to $774.0 million for 1999 (99.8% of sales). This compares to $888.4 million (99.4% of sales) in 1998. The components of costs and expenses are outlined below:

        Costs and Expenses as a Percent of Net Sales and Operations:

                                              Year-to-date        Year-to-date
                                              period ended        period ended
                                              July 2, 1999        July 3, 1998
                                             --------------       ------------
Cost of sales                                     86.1%               86.3%
Members' allowances                                1.8                 1.0
Operating expenses                                 8.8                 9.3
Selling and administrative
        expenses                                   2.1                 1.9
Depreciation and amortization                      1.0                 0.9
                                                  ----                ----
    Total                                         99.8%               99.4%
                                                  ====                ====


Cost of sales as a percent of net sales and operations decreased from 86.3% to 86.1% from 1998 to 1999. The decrease in cost of sales and increase in members' allowances are attributable to changes in the Company's marketing plan. Operating expenses as a percent of net sales and operations decreased from 9.3% to 8.7% from 1998 to 1999. The net decrease in operating expenses is due to internal cost efficiencies, including the consolidation of the procurement and accounting staffs of the Company's California division with those of the Oregon operations. In addition, 1998 included costs incurred in connection with the closure of the Company's Medford grocery distribution facility.

OTHER INCOME/EXPENSE

Interest expense decreased $4.2 million from 1998 to 1999, due to debt reductions resulting from the sale of the Company's Cash & Carry division and certain non-core assets. Interest income increased $.6 million from 1998 to 1999 as a result of an increase in the Company's notes receivable. Gain on sale of retail operations of $26.2 million in 1998 is due to the sale of the Cash & Carry and Rich and Rhine, Inc. retail operations, as described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that anticipated needs for working capital, capital expenditures and repayment of long-term debt through fiscal 1999 will be met from funds generated by operations and borrowings under the credit facility.
At July 2, 1999, approximately $36.4 million was available for borrowing under the bank lines of credit.

CASH FLOWS FROM OPERATING ACTIVITIES

In 1999, the Company used $5.1 million in cash in its operating activities, resulting from a decrease of approximately $5.0 million in accrued expenses. In 1998, the Company provided $1.3 million from its operating activities, resulting from increases in accrued expenses.

CASH FLOWS FROM INVESTING ACTIVITIES

In 1999, the Company provided $14.7 million in cash from investing activities, compared to the $59.3 million in cash provided by investing activities in 1998. The decrease of $44.6 million is due to a decrease in the net sales of investments of $5.5 million and a decrease of $45.3 million in net proceeds from the sale of assets, offset by a net increase of $6.1 million in net collections on loans.

CASH FLOWS FROM FINANCING ACTIVITIES

In 1999, the Company's financing activities used $7.0 million in cash compared to $55.2 million used in 1998. In 1998, net proceeds from the sale of retail operations and property, plant and equipment were used to reduce debt by $55.1 million. In 1999, proceeds from collections on loans and sales of property, plant and equipment were used to reduce debt by $3.3 million and for net repurchases of common stock of $3.7 million.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS 133, as amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000. The Company's management has studied the implications of SFAS 133 and based on the initial evaluation, expects the adoption to have no impact on the Company's financial condition or results of operations.

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

The conversion phase was completed March 31, 1999. The testing phase is progressing in an organized fashion as the software is repaired or replaced. Testing was 99 percent complete as of June 30, 1999.

The Company uses software from The Armature Company for warehousing functions and E3 software for purchasing functions. Year 2000 compliant software installation was completed on November 21, 1998.

Area -3- The Third Party Suppliers area includes the identification and prioritizing of critical suppliers, financial institutions, and utilities, and communicating with them about their plans and progress in addressing the Y2K issue. The Company has identified and contacted 4,324 suppliers requesting information on their plans and progress on the Y2K issue. As of June 30, 1999, the Company had received a response from 85 percent of the identified suppliers. Responses from the identified suppliers indicate progress in addressing the Y2K issue, with a majority of the responses expecting full compliance by September 30, 1999. The Company has a follow-up plan in place scheduled through the remainder of 1999. Contingency planning in this area began in February 1999, with the completed plan estimated to be in place by August 31, 1999.

Area -4- The Process Control and Instrumentation area consists of identification and prioritization of hardware and software associated with embedded chips used in operation of all facilities of the Company. The Company estimates it has identified and corrected approximately 99 percent of the identified items. The remaining 1 percent is expected to be completed by September 30, 1999. Contingency planning in this area began in January 1999, and will be completed by September 30, 1999.

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

Phase E - Full systems testing commenced in January 1999, and completion is expected by August 31, 1999. Vendor software upgrades continue on schedule.

Phase F - Contingency planning for all areas is ongoing and is to be completed by September 30, 1999.

Cost - The estimated cost of the Y2K Project is approximately $4.9 million. The total amount expended on the project through June 30, 1999 was $3.8 million related to the cost of conversion or replacement of application software, $200,000 related to the replacement of hardware, and $75,000 related to the cost of identifying and communicating with third party suppliers. The estimated future cost of completing the Y2K Project is estimated to be $800,000 for replacement of software and related hardware, and $50,000 to identify and communicate with third party suppliers and to repair or replace embedded systems.

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

Part II

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During third quarter 1999, the Company issued 344 shares of its common stock to a new member in exchange for a member deposit in the amount of $12,108. The shares were issued without registration, as the issuance did not involve the sale of a security or in reliance on the exemption from registration under
Section 4(2) of the Securities Act of 1933.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit 27 Financial Data Schedule


          (b)  Reports on Form 8-K

               None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date:  August 6, 1999                 UNITED GROCERS, INC.
                                      (Registrant)



                                      By /s/ Mark Tweedie
                                      ------------------------------------------
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer)