Form 10-K
period 1997-10-02
UNITED GROCERS INC /OR/
filed 1999-09-20
CIK 225966

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the fiscal year ended October 3, 1997
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

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                        Yes     No X
                                                                    ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                               X
                                                                          ---

         State the aggregate market value of the voting stock held by non-affiliates of the registrant:

         $11,954,547 (computed on basis of 1997 adjusted book value and number of shares outstanding at January 2, 1998).

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

         582,013 shares of common stock, $5 par value, as of January 2, 1998.

         Documents incorporated by reference: None.

                                EXPLANATORY NOTE


         United Grocers, Inc.'s consolidated financial statements for the fiscal year 1996 have been restated. For information relating to the restatement and United Grocers, Inc.'s Forms 10-K and Forms 10-Q for the fiscal years 1991 to 1996 and its Forms 10-Q for the interim periods of fiscal years 1996 and 1997, see United Grocers, Inc.'s Form 8-K dated September 20, 1999.

         Based on input from United's independent accountants, management believes that the restatement affected United's consolidated financial statements starting with fiscal year 1991. The summarized financial data contained in Item 6 of this Form 10-K for the fiscal years 1993, 1994 and 1995 have been derived from previously audited consolidated financial statements of the Company, as adjusted for the effect of the restatement. The information for fiscal years 1993 to 1995 was not re-audited. Because re-audited information is not available for 1995, Item 7 and Item 8 of this Form 10-K do no contain information with respect to 1995. A re-audit of fiscal years 1993 through 1995 would involve unreasonable effort or expense and management believes that certain critical records are not available. The Company believes that the information contained in this Form 10-K, under these circumstances and in reliance upon Exchange Act Rule 12b-21, represents the best and most current financial information that the Company has at this time relating to fiscal years 1993 to 1995.

                                     PART I

Item 1.  Business

General

The registrant, United Grocers, Inc. ("United" or "the Company"), is an Oregon business corporation primarily engaged in the wholesale grocery and food service distribution business. The Company was organized in 1915 and operates and is taxed as a cooperative.

The Company supplies groceries and related products to independent retail grocers located in Oregon, Western Washington and California. In addition, the Company and certain of its wholly owned subsidiaries provide many services needed for the operation of a modern, successful grocery business. These services include marketing assistance, engineering, accounting, and financing.

The Company's food service distribution business is conducted through its Cash & Carry division, and its wholly owned subsidiary, Rich and Rhine, Inc. The Company's Cash & Carry division sells grocery and related products to non member retail stores, restaurants, and other institutional entities through its 38 stores located in Oregon, Washington, California, and Idaho. Rich and Rhine distributes tobacco and candy products to other non member retail businesses. The Company is also engaged in providing multiple line insurance and related insurance to the grocery industry in 29 states through various wholly owned subsidiaries. These subsidiaries include Grocers Insurance Company, Grocers Insurance Agency, Inc., UGIC, Ltd., United Work Place Consultants, Inc., and Grocers Insurance Group, Inc (collectively, the "insurance segment"). During fiscal 1997, the Company made a decision to sell its Cash & Carry division and the Rich and Rhine and insurance segment.

The financial data regarding the Company's industry segment is included in the consolidated financial statements appearing in Item 8.

Membership

Independent retail grocers within United's market area are eligible to apply for membership. All applicants for membership are subject to approval by United's board of directors on the basis of financial responsibility and operational ability. On approval, and subject to compliance with applicable securities laws, applicants are required to purchase shares of United's common stock. At October 3, 1997, United has approximately 254 members operating a total of approximately 360 retail grocery stores. At the end of fiscal year 1996, United had approximately 250 members operating approximately 353 retail grocery stores.

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

Decisions concerning the portion of the overage to be retained are based upon various factors including United's future capital needs and the amount of earnings available from operations not qualifying for distribution as patronage dividends. The patronage dividends, if any, are allocated among the members in proportion to the contribution to United's gross profit (before rebates and allowances) attributable to their purchases from United. The patronage dividends have historically been paid partly in cash and partly in Common Stock.

No member or other customer of United accounts for as much as 10 percent of its sales. Management believes that the loss of any one or a few of its members or other customers would not have a material effect on its business or financial condition.

Consolidated revenues by principal product lines and services appear in the following table (dollars in thousands):

                                 For the Fiscal Year ended

                         October 3, 1997          September 27 1996

                                  Percentage                Percentage
                                   of Total                  of Total
Product or Service    Revenue      Revenue     Revenue       Revenue
------------------   ----------  -----------  ----------   -----------

Grocery(1)             $715,340      54.75%     $668,321       52.20%
Dairy and Deli          114,045        8.73      113,094        8.83
Meat                     59,990        4.59       76,850        6.00
Produce                  45,772        3.50       48,456        3.78
Frozen Foods             63,136        4.83       71,602        5.59
General Merchandise      47,044        3.60       48,396        3.78
Institutional (2)       247,509       18.94      232,913       18.19
Retail Services          11,124        0.85       18,249        1.43
Store Finance             2,642        0.21        2,572         .20
                     ----------  -----------  ----------   ------------
   Total             $1,306,602      100.00%  $1,280,453      100.00%
                     ==========  ===========  ==========   ============

(1) Grocery revenue include sales from retail stores operated on a temporary basis.

(2) Institutional revenue include sales of all product lines.

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

Members can receive finance services from United's subsidiary, United Resources, Inc. United Resources makes loans and provides other financial services to members. Loans to members are generally made at one and three quarters to two and one quarter percentage points over the prime interest rate. Such loans generally are for terms of one to ten years. Loan funds are obtained under a note purchase agreement with National Consumer Cooperative Bank at rates varying with market interest rates. At October 3, 1997, the aggregate principal amount of member loans outstanding due the subsidiary was $20,044,547. The subsidiary's interest income for the year then ended was approximately $2,641,800. In the normal course of its activities, United Resources, Inc., acquires retail stores through foreclosure or purchase and operates them on a temporary basis. United Resources owned four such stores at October 3, 1997. During 1997, United Resources acquired two stores through foreclosure, and disposed of two stores through sale or closure.

United, where appropriate, leases retail space and subleases the space to qualified members to enable them to obtain prime commercial space. At October 3, 1997, United was obligated on 49 such leases, compared to 51 such leases at September 27, 1996. During 1996, the Company changed its policy of requiring lease insurance on subleases whereby United is the main lessee, and replaced the lease insurance with a program whereby United recognizes profits on its subleases to compensate the Company for its sublease risk. See Notes to Consolidated Financial Statements for more information on these subleases.

Technology

During 1997 United strategically focused its Information Services group on building systems platforms to allow for future growth, and doing maintenance on existing systems for peak performance and to preclude any difficulty with the "2000" year problem. Further discussion of "Year 2000" preparations is found in
Item 7 of this report.

The Inventory and Distribution Management system in use by United is the DCS2000 system provided by British American Consulting Group (BACG). This system is a full multi-warehouse distribution system with a complete set of modules to support purchasing and warehousing functions. The system was upgraded in 1996. Another key area updated in 1996 was the Finance and Accounting client-server financial package provided by Oracle. This system went through further enhancements during the year. The combination of these two systems helps position United for maximum flexibility and capability for business expansion.

In the Retail Systems area, United has continued to build strategic computer system platforms that will greatly assist in the success of independent retail grocers while competing in today's marketplace against the large chains. To take advantage of the economies of scale enjoyed by retail chains with the development, purchase, implementation, and support of computer systems, United has taken a strong leadership role in providing a high-quality, standard computing package for its retail customers. This standard platform has been marketed under the name Project Enterprise.

Project Enterprise bundles software, hardware, network connections, and maintenance together into a single product offering. This entire system is placed in the retail location and store personnel are trained by United staff. The retailer's only financial responsibility is to pay a weekly fee for the use of the system. Project Enterprise has allowed United to make a strong computing system affordable to its retailers while allowing for volume discounts for hardware and maintenance. United can leverage and build upon these systems in a similar fashion as a standardized chain environment. The Project Enterprise platform includes an integrated store processor (I.S.P.), UG's U-Link family of services, a laser printer, and United's Ready Pay electronic payment system.

Food Service Distribution

The Company's food service distribution operations generate significant annual volume for its distribution segment, as well as a prominent source of potential growth in the future. The main source of food service volume is the Company's Cash & Carry wholesale outlets. These outlets provide a convenient, low cost method of purchasing groceries and institutional products for non member grocers, restaurants, and institutional buyers. The Cash & Carry customers select their merchandise at the outlet much in the same manner that a customer at a retail grocery store would. Cash & Carry customers provide their own transportation.

At October 3, 1997, the Cash & Carry outlets generated $248 million in sales, an increase of 5% over 1996 sales of $233 million.

The Company authorized the sale of its food service distribution operations in September of 1997. At the same time the Company authorized the sale of the subsidiary Rich and Rhine, which targeted sales to convenience stores. The Company intends to continue to supply products to the Cash & Carry stores through an agreement with the purchaser.

Insurance

The Company decided to sell its insurance operations in September of 1997. The results of operations for the 1996 and 1997 years are included under the heading "Discontinued Operations," in the Consolidated Financial Statements included in this report. Further discussion of these transactions is found in Item 7 of this report.

Competition

The grocery industry is characterized by intense competition. United's wholesale grocery marketing area includes Oregon, California and Western Washington. United's principal competitors are two national grocery wholesalers (which because of their operations in other areas are larger than United) and four regional grocery wholesalers.

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

Based on information available, United estimates that its members, many of whom are in competition with one another, account for approximately 14% of the retail grocery market within United's marketing area. Although members are free to purchase from sources other than United, members generally purchase goods (except goods which United does not supply, such as beer and wine) principally from United. United does not account for a significant percentage of the national wholesale grocery market.

Recent trends in the results of the Company's member stores have continued. In general, members outside major metropolitan areas, and those operating newer stores, price oriented or super store formats registered various gains in volume. Members operating average-sized conventional stores generally registered smaller volume increases. As a result of these trends, the Company's member unit volume in the distribution segment increased approximately 2% in 1997.

Employees

United employed approximately 1,700 persons at October 3, 1997. Approximately 1,100 of its employees are members of Teamster or other unions.

United's collective bargaining agreements expire on April 1, 2001. The Company considers its employee relations to be satisfactory.

Suppliers

United purchases goods from a wide variety of sources ranging from local farmers to large multinational corporations. United attempts to obtain the lowest possible price by pooling the buying power of its members. United is not dependent on any single supplier and the loss of any single supplier would not have a material effect on its business.

United is one of the six stockholders of Western Family Holding Company, a corporation which pools the buying power of its stockholders in order to obtain lower cost merchandise. Purchases from Western Family Holding Company, which account for about 11% of United's total purchases in 1997, are distributed under labels such as "Western Family."

United's operations are not of a type which ordinarily result in the discharge of significant quantities of pollutants. United believes that its operations substantially meet or exceed all applicable environmental regulations.

Income Taxes

United operates and is taxed as a cooperative. Accordingly, patronage dividends are not included in United's taxable income but are instead taxed to the individual members receiving the patronage dividends. The Internal Revenue Code of 1986, as amended ("Code") requires that not less than 20 percent of each member's patronage dividend be paid in cash. United's patronage dividend policy meets that requirement, providing for cash payments of up to 100% of dividends based on ratios of the value of stock holdings by member stores to their average weekly purchases, and total number of shares of stock owned. Patronage dividends not paid in cash are paid in additional Common Stock. Members are required to agree to abide by all United's bylaw provisions, including those applicable to federal income taxation of patronage dividends. Accordingly, members must report as taxable income the total amount of patronage dividends, whether paid in cash or Common Stock, in the year such patronage dividends are received, and such amounts are not taxable to United.

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


Item 2. Properties

United operates four distribution centers. Two of the centers are owned, the other two are leased. Its main distribution center (owned), located in Milwaukie, Oregon, contains over 815,000 square feet of warehouse space situated on a 62-acre site owned by United. Also at this location are 84,900 square feet of office space, a 20,000-square-foot truck repair shop, and a 114,000-square-foot frozen food distribution center.

United's southern Oregon division distribution center (owned), located in Medford, Oregon, contains approximately 200,000 square feet of warehouse space, plus related office and maintenance areas.

Its California grocery distribution center (leased), located in Modesto, California, contains over 275,000 square feet of warehouse space situated on a 30 acre site. Also at this location are 12,900 square feet of office space, and a 10,000-square-foot truck repair shop.

United's California refrigerated distribution center (leased), located in Tracy, California, contains approximately 160,000 square feet of refrigerated warehouse space, with areas for fresh meats and deli products and foot frozen foods. Also at the site are related office and maintenance areas.

United's distribution center warehouses are of modern, one-floor, sprinklered, concrete construction. Two of the warehouses are subject to various mortgages, the terms of which are summarized in the Notes to the Consolidated Financial Statements.

United's Cash & Carry division operates in facilities including five owned stores and thirty three leased store locations. The stores range in size from 10,000 to 26,000 square feet. United intends to sell its owned stores and assign the leases on the remaining stores as part of the disposition of the Cash & Carry division's assets.

United also intends to sell the office building occupied by the Insurance group, in conjunction with the sale of that business.

United and its subsidiaries operate a truck fleet consisting of 140 tractor cabs and 300 dry freight and refrigerated semitrailers, including both owned and leased units.

United leases a mainframe computer, together with related peripheral equipment, under various leases expiring in December 1999. The leases call for annual rental of approximately $820,000.

United is also the prime lessee of retail stores, which are subleased to members, totaling approximately 1.2 million square feet. Further, United and its subsidiaries are the lessees and operators of three retail stores acquired through foreclosure and purchase totaling an additional 99,000 square feet. United owns an additional retail store occupying approximately 70,000 square feet.

         United rents several warehouses with lease terms and rents as follows:

                                    Area in         Lease        Monthly
Facility Type   Location          Square Feet    Expiration      Rent
-------------   --------          -----------    -----------    --------
Warehouse       Santa Rosa, CA    244,000          7/27/05       $80,250
                Modesto, CA       275,000          7/27/05       $74,250
                Tracy, CA         160,166          7/27/05       $84,888
                Portland, OR       16,000          6/30/02       $ 7,236
                Milwaukie, OR       9,600          9/30/00       $ 2,836
                Milwaukie, OR      14,097         12/31/02       $15,272
                Woodland, CA       68,400         10/01/05       $24,640


Item 3.  Legal Proceedings

The Company is regularly a party to routine legal proceedings not expected to have a material effect on its business.


Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters.

There is no market for United's Common Stock, which is non-transferable. The number of holders of United's Common Stock as of October 3, 1997, was 254.

United's earnings are distributed only in the form of patronage dividends. Accordingly, no earnings are available for the purpose of paying dividends on Common Stock.

Item 6.  Selected Financial Data

The "Statement of Operations" and "Balance Sheet" data for fiscal years 1996 and 1997 in the five-year period ended October 3, 1997 have been derived from the audited consolidated financial statements of United. The "Statement of Operations" and "Balance Sheet" data for fiscal years 1993, 1994 and 1995 in the five-year period ended October 3, 1997 have been derived from the unaudited consolidated financial statements of United, as adjusted for the effect of the restatement described in Note 2 to the Consolidated Financial Statements (See Explanatory Note at the beginning of this filing).

The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of United (including the Notes thereto):

(In thousands, except book value per share and operating data)

                                   Fiscal Year
                                 1993        1994         1995         1996          1997
                                 ----        ----         ----         ----          ----
                              (Unaudited) (Unaudited) (Unaudited)   (Restated)(1)
Statement of Operations Data
Net sales................       $856,450    $935,432    $995,453    $1,280,453    $1,306,602
Operating income (loss) (2)        9,354      16,244      20,340         9,948        (1,668)
Patronage dividends......          9,000       8,730       8,350         4,000             0
Net earnings (loss)......          2,280       2,044       3,685        (5,569)       (8,660)
Balance Sheet Data
Working capital..........        $41,819    $ 45,678    $ 53,264      $ 56,328      $ 107,213
Total assets.............        285,342     307,255     323,209       379,265        365,427
Long-term notes payable..        105,539     114,669     115,624       143,134        187,995
Members' equity..........         26,320      28,114      32,352        25,733         14,651
----------

(1)  See Note 2 to Notes to Consolidated Financial Statements of United.
(2) Operating income (loss) is comprised of net sales less costs and expenses and members' allowances.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

During fiscal 1997, United experienced significant losses from adjustments to the reserve for uncollectible receivables.

The financial data for fiscal 1996 referenced in this item has been restated. The changes are summarized in Note 2 of the Notes to Consolidated Financial Statements following the consolidated financial statements filed in this document.

Discontinued Operations

In September 1997, United's management and Board of Directors approved a plan whereby the insurance operations would be sold to an unrelated party. Accordingly, the results of operations of the insurance segment for the annual and year-to-date periods have been presented as "discontinued operations" in the accompanying consolidated statements of operations.

The following is a summary of the assets and liabilities of the insurance segment as of October 3, 1997:

Assets:
Investments..............................................          $51,512,510
Receivables and other current assets.....................           22,070,168
Long-term assets.........................................            1,328,392
                                                                   -----------
                                                                   $74,911,070
Liabilities:
Insurance reserves supported by investments..............          $26,356,313
Accounts payable and other current liabilities...........           19,543,582
                                                                   -----------

Net investment in insurance segment......................          $29,011,175
                                                                   ===========


Year 2000 Preparations

This section captioned "Year 2000 Preparations" and other statements about Year 2000 issues are "Year 2000 Readiness Disclosures" pursuant to the Year 2000 Information and Readiness Disclosure Act.

United is addressing the possible Year 2000 problems with a systematic approach. To make a smooth transition into the next century, United has entered into the "Year 2000 Project," which is comprised of four major areas of concern--(1) Infrastructure (Hardware & System Operating Software), (2) Applications Software, (3) Third Party Suppliers (Trading Partners, Banks, Utilities), and
(4) Process Control and Instrumentation (Embedded Systems).

Area -1-- The Infrastructure area consists of hardware and operating system software. As of December 1997, planning for implementation of all infrastructure issues was complete. Updating and testing will begin in 1998 and it is expected that all infrastructure item tasks will be completed by March 31, 1999.

Area 2--The Application Software area consists of conversion of software that is not Year 2000 compliant, and where available, the replacement of such software from the vendor. United is negotiating to engage an independent expert to assist in project management, and in conversion and testing of certain non-compliant application software code. United estimates that the conversion phase will be completed by March 31, 1999.


United uses software from The Armature Company for warehousing and purchasing functions. "Year 2000" compliant software installation will be complete by November 1998.

Area 3--The Third Party Suppliers area includes the identification and prioritizing of critical suppliers, financial institutions, and utilities, and communicating with them about their plans and progress in addressing the Year 2000 issue. United has identified 4,324 suppliers. In 1998, the Company plans to contact suppliers requesting information on their plans and progress on the Year 2000 issue. The company anticipates a majority of the suppliers to respond and is expecting full compliance by September 30, 1999. United has a follow-up plan in place scheduled through 1999. Contingency planning in this area is scheduled to begin in January 1999, with the completed plan in place by June 30,1999.

Area 4-- The Process Control and Instrumentation area consists of identification and prioritization of hardware and software associated with embedded chips used in operation of all facilities of United. United will begin identification and prioritization in 1998. Replacement and correction of identified problems is expected to be completed by September 30, 1999. Contingency planning in this area is scheduled to begin in January 1999 and completed by September 30, 1999.

The major phases associated with the Project are: (A) Inventory of potential Year 2000 items; (B) Assigning priorities to the items identified as material to United; (C) Assessing the Year 2000 compliance of the inventoried items; (D) Repairing or replacing material items that are determined not to be Year 2000 compliant; (E) Testing material items; and (F) Developing contingency and business continuation plans for each functional area and location.

United expects to complete the Inventory, Prioritization, and Assessment phases (phases A, B and C) of the Project by
November 1998.

Phase D--Material items are those identified by United that affect the ability of United to perform its core business functions that support United's customer base, or affect revenues.

Phase E--Full systems testing is expected to be completed by June 30, 1999. Vendor software upgrades continue on schedule.

Phase F--Contingency planning for all areas is ongoing and is expected to be completed by June 30, 1999.

Cost - The estimated cost of the Year 2000 Project is approximately $5.6 million. The total amount expended on the project through December 31, 1997 was $100,000, which related primarily to identification and an inventory of potential Year 2000 items and assigning priorities. The estimated future cost of completing the Year 2000 Project is estimated to be $5.5 million - $5.4 million for replacement of software and related hardware, and $100,000 to identify and communicate with Third Party Suppliers, and to repair or replace embedded systems.

Risks--The failure to correct material Year 2000 issues could result in interruption in or failure of, key core business processes. The most reasonably likely worst case scenario is business being partially or totally disrupted for a period of a few hours to one week. There can be no assurance that actual results will not differ materially from those projected.

Safety Net Preparation--The Year 2000 team has, as part of their project, been identifying manual or modified processes that would need to be employed in the unlikely event that some of the upgrades fail.

Year ended October 3, 1997 ("1997") compared to year ended September 27, 1996 ("1996")

Results of Operations

Net Sales and Operations. Net sales and operations increased 2.0% in 1997 to $1,306.6 million from $1,280.5 million in 1996. The increase included $24.0 million attributable to the distribution segment, which experienced an increase in sales due to the addition of volume in California with the purchase of Market Wholesale. Income from continuing operations before members' allowances and income taxes decreased $18.8 million to a loss of $11.3 million (0.86 % of sales). This compares to an income of $7.6 million (0.59% of net sales) in 1996. During fiscal 1997, United experienced significant losses of $10.8 million from adjustments in the reserve for uncollectible receivables.

Gross Operating Income. Gross operating income (net sales less cost of sales and member allowances) increased $9.5 million to $162.6 million from the 1996 gross operating income of $153.1 million.

Operating, Selling and Administrative Expenses. Operating, selling, and administrative expenses increased $17.6 million to $152.7 million (11.7% of sales) from the 1996 level of $135.1 million (10.6% of sales).

The components of these expenses are summarized below:

                                                            Percent of
                                                           Net Sales and
                                                            Operations
                                                        1997         1996
                                                        ----         ----
     Salaries and wages............................      6.0%         5.5%
     Rents, maintenance and repairs................      2.0          1.3
     Taxes, other than income......................      0.8          0.9
     Utilities, supplies and services..............      1.1          1.2
     Other expenses................................      1.0          1.1
     Provisions for doubtful accounts..............      0.8          0.6
                                                        ----         ----
              Total................................     11.7%        10.6%
                                                        =====        =====

During 1997 the operating, selling, and administrative expenses increased due to increases in the provision for doubtful accounts of $3.5 million, increases in salaries and wages of $8.1 million and increases in rents, maintenance and repairs of $6.0 million.

The provision for doubtful accounts was $10.8 million (0.8% of net sales) in 1997. This compares to $7.3 million (0.6% of net sales) in 1996. The increase in the provision relates to additional adjustments recorded in fiscal 1997 to reserve for uncollectible accounts.

In 1997 interest expense increased $1.5 million to $16.3 million (1.2% of net sales) due to increases in debt borrowings during the year.

Net income from continuing operations before taxes was a loss of $21.6 million in 1997 compared to a loss of $8.0 million in 1996. The increased loss was due to additional operating, selling and administrative expenses of $17.6 million, a $3.5 million increase in depreciation and amortization expense, a $1.5 million increase in interest expense and an increase of $4.4 million in losses or write-down on disposition of assets, which was offset by a $4.0 million reduction in patronage dividends and a $9.5 million increase in gross operating income.

In 1996, United recorded a valuation allowance which resulted in no income tax benefit due to the uncertainty regarding the ability of United to utilize deferred tax assets. In 1997, the valuation allowance was reversed due to the implementation of a tax planning strategy and a tax benefit of $10.5 million was recognized.

Net loss was $8.7 million (0.7% of net sales) in 1997 and $5.6 million in 1996 (0.4% of net sales). The net loss in 1997 increased due to the changes noted above for net income from continuing operations affected by the increased tax benefit.

Liquidity and Capital Resources

Cash Flows From Operating Activities. In 1997, United was provided $12.9 million by its operating activities, compared to $12.6 million provided in 1996. The major factor in both years was the increase in accounts payable.

Cash Flows From Investing Activities. In 1997, United used $1.9 million in investing activities, with the proceeds of asset sales being offset with purchases of property, plant and equipment and other assets. In 1996, United used $46.6 million in investing, including $16.2 million for purchases of property, plant and equipment and other assets, and $23.3 million for the acquisition of the California operations.

Cash Flows From Financing Activities. In 1997, United used $17.3 million in its financing activities, including $15.2 million for the net repayment of notes payable. In 1996, United was provided with $37.5 million from financing activities, including $39.4 million provided by net increases in notes payable, which was offset by $1.9 million, net, used in repurchasing common stock. Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes requirements for disclosure of comprehensive income. The objective of SFAS No. 130 is to report a measure of all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income did not differ significantly from reported net income in the period presented. The statement is effective for fiscal years beginning after December 15, 1997.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and earns revenues, and its major customers. The statement is effective for fiscal years beginning after December 15, 1997.

United's management has studied the implications of SFAS No. 131, and based on the initial evaluation, expects the adoption to have no impact on United's financial condition or results of operations, but will require revised disclosures when the statement becomes effective.

Forward-looking Statements

Statements above and elsewhere in this document regarding future events or performance are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. As with all forward-looking statements, the forward-looking statements made by United herein are subject to uncertainties that could cause actual results to differ materially from those projected, including without limitation, uncertainties inherent in business plans and the changing of business methods, uncertainties related to the response of customers and suppliers to changing business strategies, and uncertainties concerning the outcome of sales of subsidiaries or divisions.

Item 8.  Financial Statements and Supplementary Data

Reference is made to United's Consolidated Financial Statements and related Notes and supplemental data under Item 14 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

DeLap, White & Raish, the independent accounting firm that was previously engaged as the principal accountants to audit United's financial statements, was dismissed effective June 17, 1997. The Board of Directors of United recommended and approved the change of accountants.

None of the reports of DeLap, White & Raish for the past two years contained any adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope, or accounting principles.

During United's two most recent fiscal years and subsequent interim periods preceding the dismissal of DeLap, White & Raish, there were no disagreements between United and DeLap, White & Raish on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of DeLap, White & Raish, would have caused DeLap, White & Raish to make reference to the subject matter of the disagreement or disagreements in its report.

After the completion of the audit for the fiscal year ended September 27, 1996, United and DeLap, White & Raish learned additional information concerning the collectibility of certain advertising notes receivable that led both United and DeLap, White & Raish to believe further information was required to determine the appropriate treatment of those items for financial statements for subsequent periods. At the time Delap, White & Raish was dismissed, such further information had not been obtained and, accordingly, constituted unresolved material items as of the date of dismissal.

Except as set forth in the preceding paragraph, during United's two most recent fiscal years and subsequent interim periods preceding its dismissal, DeLap, White & Raish, did not:

     o Advise United that the internal controls necessary for United to develop reliable financial statements did not exist;

     o Advise United that information had come to DeLap, White & Raish's attention that led it to no longer be able to rely on management's representations or made it unwilling to be associated with the financial statements prepared by management;

     o Advise United of the need to expand significantly the scope of its audit, in a case where the scope of its audit was not subsequently expanded;

     o Advise United that information had come to DeLap, White & Raish's attention within United's two most recent fiscal years and succeeding period that if further investigated may have:

        o Materially impacted the fairness or reliability of either a previously issued report or the underlying financial statements or subsequent financial statements issued or to be issued and covered by an audit report; or

        o Caused DeLap, White & Raish to be unwilling to rely on management's representations or be associated with United's financial statements, in a case where DeLap, White & Raish did not conduct such further investigation; or

     o Advise United that information had come to DeLap, White & Raish's attention that it concluded materially impacted the fairness or reliability of either a previously issued audit report or the underlying financial statements or subsequent financial statements issued or to be issued and covered by an audit report, which issue was not resolved to DeLap, White & Raish's satisfaction prior to its dismissal.

Effective June 17, 1997, United engaged PricewaterhouseCoopers LLP (formerly Coopers & Lybrand L.L.P.) as its principal accountants to audit United's financial statements. During United's two most recent fiscal years and subsequent interim periods prior to the engagement of PricewaterhouseCoopers LLP, United did not, nor did anyone on United's behalf, consult PricewaterhouseCoopers LLP regarding either:

     o The application of accounting principles to a specified completed or proposed transaction, or the type of audit opinion that might be rendered on United's financial statements as to which a written report or oral advice was provided to United that was an important factor considered by United in reaching a decision as to an accounting, auditing or financial reporting issue; or

     o Any matter that was the subject of a disagreement between United and DeLap, White & Raish or a reportable event under the preceding paragraph.

United provided DeLap, White & Raish with a copy of the above disclosures. United requested that DeLap, White & Raish furnish United with a letter addressed to the SEC stating whether DeLap, White & Raish agrees with the statements made by United in the above disclosures and, if not, stating the respects in which it does not agree. The letter subsequently furnished by DeLap, White & Raish was included as Exhibit 16 to the Form 8-K of the Company filed on June 24, 1997.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

A. Identification of Directors:

         Name             Age    Principal Occupation
         ----             ---    --------------------
    Directors whose terms began in 1995 and expire in 1998:

    Dick Leonard          58     President, L & L Market, Inc.
    Dean Ryan             39     President, Topps Industries, Inc.
    Gordon Smith          52     President, Market Place Foods, Inc.

    Directors whose terms began in 1996 and expire in 1999:

    Ron Mancasola         60     President, Al Mancasola Grocery Market, Inc.
    Robert A. Lamb        57     Partner, Lamb Lasko Partnership
    H. Larry Montgomery   53     President, Larry's Market, Inc.

     Directors whose terms began in 1997 and expire in 2000:

    James F. Glassel      57     President, Fatewell, Inc.
    Kenneth W. Findley    58     President, Bales for Food, Inc.
    Gaylon G. Baese       60     President, Howards on Scholls, Inc.


    Nominees for Director (three to be elected in 1998 for terms expiring in 2001):

    Peter J. O'Neal       53     President, Quality Food Investment, Inc.
    Floyd West            57     President, Pioneer Super Save, Inc.
    Arthur J. Maybrun     55     President, Lad's Supermarket, Inc.
    Mary J. McDonald      63     President, M & S Grocers, Inc.
    Rick Harges           37     President, Big Al's Market, Inc.
    Richard Morgan Jr.    42     President, North State Grocery, Inc.

B. Identification of Executive Officers at October 3, 1997:

       Name               Age    Offices Held                     Officer Since
       ----               ---    ------------                     -------------
     Charles E. Carlbom   60     C.E.O., Secretary, Treas.            1997
     John W. White        44     Vice President/CFO                   1988
     George P. Fleming    57     Assistant Secretary                  1980
     Ralph Matile         40     Vice President                       1993
     Terrence Olsen       57     President/C.O.O., Asst. Secretary    1997
     Paula Anctil         41     Vice President                       1996
     Mark Tweedie         39     Vice President/Controller            1997
     Keith Miller         43     Vice President                       1997
     Suzi Weber           52     Vice President                       1997

C. Identification of Certain Significant Employees:

None.

D.  Family Relationships:

None.

E.  Business Experience:

All executive officers have been employed in the grocery industry in various management and executive capacities for more than the past five years. Officers employed with the Company for less than five (5) years were employed as indicated in the following table:

    Officer            Former Employer              Position(s)
    -------            ---------------              -----------
Charles E. Carlbom     Western Family Foods, Inc.   President
Terrence W. Olsen      United A.G Coop, Inc.        President
Paula Anctil           Brown & Cole, Inc.           Vice President
                       Fleming Companies            Asst Vice President
Mark Tweedie           Foodland Distributors        Director of Finance
Robin Thomas           Super Value                  Marketing Director

The former employers of the officers named above were of a similar size (with the exception of Brown & Cole, Inc.) to the Company. The duties and responsibilities of the named officers were of similar scope to those they are performing for the Company. The Company has an equity interest in the former employer of Mr. Carlbom, Western Family Foods, Inc., and purchases product from Western Family Foods, Inc. in the normal course of business.

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

F.  Involvement in Certain Legal Proceedings:

None


Item 11.  Executive Compensation

Summary Compensation Table

The following table shows the compensation, during each of the fiscal years in the three year period ended October 3, 1997, earned by the chief executive officer and the four most highly compensated executive officers of United whose total annual salary and bonus for any such year exceeded $100,000. The table excludes individuals who were not officers at fiscal year end but includes individuals who served as chief executive officer at any time during fiscal 1997. United does not provide long term compensation to its executive officers other than retirement benefits, as discussed below.

                                                                    Annual Compensation
                                                           ---------------------------------------
                                                                                       All Other
 Name of Individual and Principal Position     Year        Salary        Bonus     Compensation(1)
 -----------------------------------------     ----        -------       -----     ---------------
Alan Jones(3)                                  1997       $229,200       $  -0-        $119,457
   Former Secretary,                           1996        268,676       60,000          37,228
   Treasurer and Chief                         1995        251,713       28,781          34,048
   Executive Officer

Charles E. Carlbom                             1997         55,385          -0-             -0-
   President, Secretary,                       1996(2)         -0-          -0-             -0-
   Treasurer and Chief Executive Officer       1995(2)         -0-          -0-             -0-

John W. White                                  1997        121,284          -0-             -0-
Chief Financial Officer                        1996        119,078       45,000           2,700
                                               1995        112,195       38,000           2,767

Ralph Matile                                   1997        126,000          -0-             -0-
Vice-President                                 1996        100,000       42,845             -0-
                                               1995         77,692       30,000             -0-


(1) Includes amounts paid pursuant to programs generally available to employees of United, including 401(k) matching contributions. Also includes $43,700 paid in 1997, $30,000 paid in 1996 and $27,000 paid in
         1995 for the benefit of Mr. Jones as insurance benefits. United provided Mr. Jones with a company car and provided him with a social membership at a local golf club through 1997. See note (3) below.
(2)      Was not employed by United during the fiscal year.
(3) Mr. Jones' employment terminated in July 1997. He received payments in the amount of $45,800 in 1997 pursuant to the severance provisions of an employment contract in place at the time his employment ceased, which amounts are included under "All Other Compensation" above. Beginning October 3, 1998, United is obligated to pay Mr. Jones approximately $137,500 per year through February 2004, plus certain insurance benefits.

Retirement Plan

United's retirement plan is an actuarially funded defined benefit plan. The following table shows the estimated annual benefits payable upon retirement (assuming normal retirement at age 65) for employees at specified annual salary levels (based upon the highest average of five consecutive years) with various years of service.

  -------------------------------------------------------------------------------------------------------------------
                                                              Years of Service(1)
  -------------------------------------------------------------------------------------------------------------------
   Annual Remuneration
                                10             15              20             25              30             35
         $ 50,000              $7,638        $11,457         $15,276        $19,096        $22,915         $26,734
           75,000              12,263         18,394          24,527         30,658         36,790          42,921
          100,000              16,888         25,332          33,777         42,221         50,665          59,109
          125,000              21,513         32,269          43,027         53,783         64,540          75,296
          150,000              26,138         39,207          52,277         65,346         78,415          91,484
          160,000              27,988         41,982          55,977         69,971         83,965          97,959
  ----------------------- --------------- -------------- --------------- -------------- --------------- -------------

         (1) Under the present terms of United's retirement plan, the maximum salary level and number of years of service considered for the purposes of determining benefits are $150,000 and 35 years, respectively.

The number of years of service under the plan for the officers listed above is as follows:

                                                                  Years of
                  Name                                            Service
                  ----                                            -------
         Charles E. Carlbom ...........................              0
         John W. White ................................             10
         George P. Fleming.............................             32
         Ralph Matile..................................             16
         Terrence Olsen................................              0
         Paula Anctil..................................              1
         Mark Tweedie..................................              0
         Keith Miller..................................              8
         Suzi Weber....................................             29

The amount of compensation used in calculation of pension benefits for all officers is the dollar amount shown under "salary" and "bonus," subject to plan limitations, in the Summary Compensation Table above. Amounts payable under the plan are not subject to deduction for social security or other offset amounts.

Employment Agreements

United has an employment agreement with Charles E. Carlbom. Set out below is a summary of the terms of the employment agreement.

Position:         President and Chief Executive Officer.

Compensation: Mr. Carlbom receives a base salary of $180,000, subject to mutual adjustment, and participates in benefits generally available to key employees, any supplemental pension or bonus plan available to key employees, and receives other specified benefits.

Term of employment: Mr. Carlbom's term began on July 1, 1997 and will continue through August 30, 1999.

Termination by United: Mr. Carlbom may be terminated with or without cause by a two-thirds vote of the Board of Directors. If Mr. Carlbom is terminated without cause he will receive his base compensation for a period of six months following termination.

Nondisclosure: Mr. Carlbom is prohibited from disclosing any confidential information concerning United during the term of his employment and until five years after his employment is terminated.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management


A.   Security Ownership of Certain Beneficial Owners

The following table sets forth information as of December 24, 1997, regarding each person known to United to be the beneficial owner of more than 5 percent of United's Common Stock.


Title of class    Name and address       Amount and nature of   Percent of
                  of beneficial owner    beneficial ownership      class

United Grocers,   Raymond L. Nidiffer      55,131 shares(1)     8.9% of class
Inc., Common      P. O. Box 730
Stock             Brookings, OR  97415

(1) Mr. Nidiffer has sole voting and investment power with respect to the shares indicated in the table.

B.   Security Ownership of Management

As of December 24, 1997, the directors and nominees for election as directors of United owned the indicated amounts of United's Common Stock, United's only class of voting security.

                    ------------------------------- --------------------------- ----------- ---------------
                    Beneficial Owner                Amount of Beneficial        Percent     Footnote(s)
                                                    Ownership (1)(2)            of Class
                    ------------------------------- --------------------------- ----------- ---------------
                    Directors
                    ------------------------------- --------------------------- ----------- ---------------
                    Dick Leonard                                  4,133,shares          .7             (3)
                    ------------------------------- --------------------------- ----------- ---------------
                    Dean Ryan                                     4,263 shares          .7             (3)
                    ------------------------------- --------------------------- ----------- ---------------
                    Gordon Smith                                  5,047 shares          .8             (6)
                    ------------------------------- --------------------------- ----------- ---------------
                    Gaylon G. Baese                               4,216 shares          .7             (3)
                    ------------------------------- --------------------------- ----------- ---------------
                    Kenneth W. Findley                           11,499 shares         1.9             (5)
                    ------------------------------- --------------------------- ----------- ---------------
                    Robert A. Lamb                               13,749 shares         2.2             (4)
                    ------------------------------- --------------------------- ----------- ---------------
                    James F. Glassel                              1,155 shares          .2             (3)
                    ------------------------------- --------------------------- ----------- ---------------
                    H.Larry Montgomery                              858 shares          .1             (3)
                    ------------------------------- --------------------------- ----------- ---------------
                    Ron Mancasola                                 6,695 shares         1.1             (3)
                    ------------------------------- --------------------------- ----------- ---------------
                    Directors and Officers as a                         shares         8.4
                    Group
                    ------------------------------- --------------------------- ----------- ---------------
                    Nominees:
                    ------------------------------- --------------------------- ----------- ---------------
                    Floyd West                                    3,273 shares          .5             (3)
                    ------------------------------- --------------------------- ----------- ---------------
                    Arthur J. Maybrun                               321 shares          .1             (3)
                    ------------------------------- --------------------------- ----------- ---------------
                    Rick Harges                                     298 shares          .0             (3)
                    ------------------------------- --------------------------- ----------- ---------------
                    Richard Morgan, Jr.                          17,723 shares         2.9             (3)
                    ------------------------------- --------------------------- ----------- ---------------
                    Peter J. O'Neal                               3,565 shares          .6             (3)
                    ------------------------------- --------------------------- ----------- ---------------

(1) According to the bylaws, each stockholder of record is entitled to one vote and one vote only, irrespective of number of shares owned. All of the above-named individuals have only one vote, except for Messrs. O'Neal, Smith, Lamb and Findley, who may be deemed to have more than one vote because they have interests in various entities that own shares.

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

C.       Changes in Control

None

Item 13.  Certain Relationships and Related Transactions

Each of the transactions described below was approved by the board of directors of United and was made on terms comparable to what United might obtain from unaffiliated parties.

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

In the ordinary course of business, United enters into prime leases and subleases property and equipment to qualified members. United presently is a party to subleases with entities affiliated with Ron Mancasola, Gaylon Baese, and Robert Lamb, directors of United. At October 3, 1997, monthly payments due pursuant to the subleases were as follows:

               --------------------------------------- -------------------
                      Mancansola                                  $16,054
               --------------------------------------- -------------------
                      Baese                                       $20,625
               --------------------------------------- -------------------
                      Lamb                                       $102,758
               --------------------------------------- -------------------



Certain Business Relationships

None.

Indebtedness of Management

The following directors, officers, nominees or related persons or entities were indebted to United during the fiscal year ended October 3, 1997, or thereafter and prior to the date of this report:

       ------------------------ --------------------------- ------------------ --------------------------
       Name of Debtor            Largest aggregate amount      Balance at        # of Notes & Rate of
                                   of debt outstanding      November 30, 1997          Interest
                                during year ended October
                                         3, 1997
       ------------------------ --------------------------- ------------------ --------------------------
       Morgan                                     $400,000           $378,592                 1 @ 9.25 %
       ------------------------ --------------------------- ------------------ --------------------------
       O'Neal                                      300,000            277,827                 1 @ 10.5 %
       ------------------------ --------------------------- ------------------ --------------------------
       Mancasola                                   365,914            363,191                 1 @ 8.00 %
       ------------------------ --------------------------- ------------------ --------------------------
       Lamb                                        216,589             63,946                 1 @ 10.5 %
       ------------------------ --------------------------- ------------------ --------------------------

Of the above loans, those to Morgan and O'Neal were for purchase of inventory and equipment and are secured by inventory and equipment. Loans to Mancasola and Lamb were in the form of deferred payments on real property subleases.

United guarantees a commercial loan from a bank to Garden Home Enterprises, Inc. in the original amount of approximately $4.9 million. The loan is also guaranteed by Lambs, Inc. and certain relatives of Robert Lamb. Robert Lamb controls Lambs, Inc. The loan proceeds were used to remodel a shopping complex owned by Garden Home Enterprises, Inc., including grocery store space leased by Lambs, Inc. Remodeling the grocery store space allowed Lambs, Inc. to increase its purchases from United. In addition, United guarantees an equipment lease between a commercial equipment lessor and Garden Home Enterprises, Inc. for approximately $2 million worth of equipment used by Lambs, Inc. In order to protect its obligations under the guaranties, United has certain rights to cure a breach of the equipment lease by Garden Home Enterprises, Inc.

United has entered into various agreements under which it sells certain of its notes receivable from members, including directors, subject to limited recourse provisions. These notes are collateralized by real and personal property, securities and guaranties. United is currently subject to limited recourse liability on three (3) loans owed by Peter O'Neal (director) and four (4) loans owed by Richard Morgan, Jr.(nominee for director) to National Consumer Cooperative Bank. The balance of the loans as of September 30, 1997 was $1,024,031 for Peter O'Neal and $2,537,109 for Richard Morgan, Jr.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of the report

1.  The following are filed as part of this report:

    Report of Independent Accountants on Financial Statements
    Consolidated Balance Sheets
    Consolidated Statements of Operations
    Consolidated Statements of Members' Equity
    Consolidated Statements of Cash Flows
    Notes to Consolidated Financial Statements

2. No financial statement schedules are required to be filed as part of this report.

3. Exhibits. The exhibits listed on the accompanying index of exhibits are filed as part of this report.

(b) Reports on Form 8-K

    None.



                          INDEX TO FINANCIAL STATEMENTS
Report of Independent Accountants........................................................................... F-2
Consolidated Balance Sheets at September 27, 1996 and October 3, 1997....................................... F-3
Consolidated Statements of Operations for the years ended September 27, 1996 (as restated), and October 3, 1997 .................................................................................. F-4
Consolidated Statements of Members' Equity for the years ended September 27, 1996 (as restated) and October 3, 1997.......................................................................... F-5
Consolidated Statements of Cash Flows for the years ended September 27, 1996 (as restated) and October 3, 1997.......................................................................... F-6
Notes to Consolidated Financial Statements.................................................................. F-7

































                                      F-1

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
United Grocers, Inc.

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, members' equity and cash flows, present fairly, in all material respects, the financial position of United Grocers, Inc. and Subsidiaries (United) at September 27, 1996 and October 3, 1997, and the results of their operations and their cash flows for each of the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of United's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         As discussed in Note 2 to the consolidated financial statements, the balance sheet as of September 27, 1996, results of operations and cash flows for the year ended September 27, 1996 and members' equity as of September 29, 1995 have been restated.

/s/PricewaterhouseCoopers LLP

Portland, Oregon
April 30, 1999

United Grocers, Inc. and Subsidiaries

Consolidated Balance Sheets
(dollars in thousands, except share data)

                                                                     September 27,
                                                                          1996       October 3,
                                                                       (Restated)       1997

                                    ASSETS
Current assets:
       Cash and cash equivalents ................................       $16,510          $ 10,223
       Investments restricted or maintained for insurance
       reserves .................................................        46,829            51,513
       Accounts and notes receivable, net .......................        77,912            78,537
       Inventories ..............................................       104,645           102,333
       Other current assets .....................................         5,580             7,037
       Deferred income taxes ....................................         2,318             8,147
                                                                          -----             -----
              Total current assets ..............................       253,794           257,790
Notes receivable, net ...........................................        24,715            16,498
Investments in affiliated companies..............................        12,477             6,971
Other receivables................................................         3,693             4,837
Deferred income taxes............................................           ---               553
Other assets, net                                                        16,992            17,335
Property, plant and equipment, net...............................        67,594            61,443
                                                                         ------            ------
                                                                       $379,265          $365,427
                                                                       ========          ========

                        LIABILITIES AND MEMBERS' EQUITY
Current liabilities
       Notes payable, current portion ...........................       $70,248          $ 10,191
       Accounts payable..........................................        82,723            97,587
       Insurance reserves .......................................        29,562            26,356
       Member's patronage payable                                         3,200
       Compensation and taxes payable............................         5,022             8,328
       Other current liabilities.................................         6,711             8,115
                                                                          -----             -----
              Total current liabilities .........................       197,466           150,577
Notes payable, net of current portion............................       143,134           187,995
Deferred gains on sale-leaseback transactions....................         1,000             3,650
Deferred income taxes............................................         2,318                --
Other liabilities................................................         9,614             7,434
                                                                          -----             -----
              Total liabilities..................................       353,532           349,656
                                                                        -------           -------
Commitments and contingencies
Redeemable members' equity.......................................           ---             1,120
                                                                                            -----
Members' equity:
       Common stock--authorized, 10,000,000 shares at $5.00
         par value; issued and outstanding, 638,451 and
         586,834 shares, respectively ...........................         3,192             2,934
       Additional paid-in capital................................        24,224            22,886
       Retained earnings (accumulated deficit) ..................       (1,883)          (11,431)
       Unrealized gain on investments............................           200               262
                                                                         ------            ------
              Total members' equity..............................        25,733            14,651
                                                                         ------            ------
                                                                       $379,265          $365,427
                                                                       ========          ========

The accompanying notes are an integral part of the consolidated financial statements.

United Grocers, Inc. and Subsidiaries

Consolidated Statements of Operations
(dollars in thousands)


                                                        Years Ended
                                              September 27,
                                                  1996          October 3,
                                               (Restated)          1997

Net sales and operations...................       $1,280,453      $1,306,602
                                                  ----------      ----------
Costs and expenses:
   Cost of sales...........................        1,115,735       1,133,690
   Operating expenses......................          119,785         130,323
   Selling and administrative expenses.....           15,365          22,425
   Depreciation and amortization                       8,015          11,483
                                                  ----------      ----------
                                                   1,258,900       1,297,921
Other income (expense):
   Interest expense........................          (14,825)        (16,307)
   Interest income.........................              828             733
   Loss on write-down or disposition of
     assets, net...........................               --          (4,385)
                                                  ----------      ----------
                                                     (13,997)        (19,959)

     Income (loss) from continuing operations
     before members' allowances, members'
     patronage dividends, and income taxes.
                                                       7,556         (11,278)
Members' allowances........................          (11,605)        (10,349)
Members' patronage dividends...............           (4,000)            ---
                                                  ----------      ----------
     Loss from continuing operations before
     income taxes..........................
                                                      (8,049)        (21,627)
Income tax benefit.........................              ---          10,466
                                                  ----------      ----------

     Net loss from continuing operations...
                                                     (8,049)        (11,161)
Discontinued operations:

   Income from operations of insurance segment
   (less income taxes of $0 and $1,666,
   respectively)...........................            2,480           2,501
                                                  ----------      ----------
     Net income (loss).....................         $(5,569)       $ (8,660)
                                                  ==========      =========

The accompanying notes are an integral part of the consolidated financial statements.

United Grocers, Inc. and Subsidiaries

Consolidated Statements of Members' Equity
(dollars in thousands, except for share data)

                                                     Common Stock
                                                                                    Retained
                                                                        Additional  Earnings    Unrealized
                                                                        Paid-in    (Accumulated Gain on
                                                   Shares     Amount     Capital    Deficit)    Investments   Total
                                                 --------    -------    -------    --------     ----------- --------
Balance, September 29, 1995 (restated)......      655,663     $3,278    $23,957    $  4,918        $199     $32,352
Common stock issued.........................       18,724         94      1,059        ---          ---       1,153
Repurchase of common stock..................      (48,936)      (245)    (1,527)    (1,232)         ---      (3,004)
Patronage dividends.........................       13,000         65        735        ---          ---         800
Net loss (restated).........................          ---        ---        ---     (5,569)         ---      (5,569)
Changes in unrealized gains on investments..          ---        ---        ---        ---            1           1
                                                 --------    -------    -------    --------     ----------- --------
Balance, September 27, 1996 (restated)            638,451      3,192     24,224     (1,883)         200      25,733
Common stock issued.........................       13,775         69        780        ---          ---         849
Repurchase of common stock..................      (34,609)      (173)    (1,152)      (888)         ---      (2,213)
Redemptions pending.........................      (30,783)      (154)      (966)       ---          ---      (1,120)
Net loss....................................          ---        ---        ---     (8,660)         ---      (8,660)
Change in unrealized gain on investments....          ---        ---        ---        --- -         62          62
                                                 --------    -------    -------    --------     ----------- --------
Balance, October 3, 1997....................      586,834     $2,934    $22,886    $(11,431)       $262     $14,651
                                                 ========    =======    =======    ========     =========== ========

The accompanying notes are an integral part of the consolidated financial statements.

United Grocers, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(dollars in thousands)

                                                               Years Ended
                                                        September, 27
                                                            1996       October 3,
                                                         (Restated)       1997
                                                         ----------    ----------
Cash flows from operating activities:
   Net loss...........................................   $   (5,569)  $   (8,660)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating
   activities:
     Depreciation and amortization....................        8,202       11,842
     Patronage dividends paid in common stock.........          800          ---
     Loss on write-down or disposition of assets, net.           --        4,385

     Equity in earnings of affiliated companies                (568)        (107)
     Deferred income taxes............................          ---       (8,700)
     Changes in assets and liabilities:
       Accounts receivable............................        4,731       (2,133)
       Inventories....................................       (2,631)       2,312
       Other assets...................................        1,354          (96)
       Accounts payable...............................        8,902       14,864
       Insurance reserves.............................         (397)      (3,206)
       Compensation and taxes payable.................          403        3,306
       Other liabilities..............................          791       (1,117)
       Members' patronage payable.....................       (3,447)      (2,427)
       Deferred gains on sale leaseback transactions                       2,650
                                                         -----------------------
     Net cash flows provided by operating
     activities.......................................       12,571       12,913
                                                             ------    ---------
Cash flows from investing activities:
   Loans to members...................................      (22,512)     (10,396)
   Collections on member loans........................       10,626        4,988
   Proceeds from sale of member loans.................       10,549       13,205
   Sale of investment in affiliated company...........          ---        6,023
   Purchase of investments restricted or maintained for
     insurance reserves...............................      (13,404)     (10,226)
   Sale of investments restricted or maintained for
     insurance reserves...............................        7,385        5,604
   Investment in affiliated companies.................         (267)         (48)
   Proceeds from disposition of assets................        6,884       11,036
   Purchase of property, plant and equipment..........      (16,231)     (15,607)
   Purchase of other assets...........................       (6,417)      (6,446)
   Acquisition of California operations...............      (23,252)
                                                            --------
                                                                             ---
     Net cash flows used in investing
       activities                                           (46,639)      (1,867)
                                                            --------     --------
Cash flows from financing activities:
   Sale of common stock...............................        1,153           76
   Repurchase of common stock.........................       (3,004)      (2,213)
   Proceeds from notes payable........................    1,091,567      932,370
   Repayments of notes payable........................   (1,052,183)    (947,566)
                                                         -----------  -----------
     Net cash flows provided by (used in) financing
       activities.....................................       37,533      (17,333)
                                                         -----------  -----------
     Net increase (decrease) in cash and cash equivalents     3,465       (6,287)
Cash and cash equivalents, beginning of year..........       13,045       16,510
                                                         -----------  -----------
Cash and cash equivalents, end of year................   $    16,510    $ 10,223
                                                         ===========  ===========

The accompanying notes are an integral part of the consolidated financial statements.

United Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.       Operations and Summary of Significant Accounting Policies:

         Organization and Nature of Operations

         During 1996 and 1997, United Grocers, Inc. (the Parent) and subsidiaries (United or the Company) had two operating segments, located primarily in Oregon, Southern Washington and Northern California. The distribution segment includes all operations relating to wholesale grocery and related product sales, retail grocery sales, service department revenues and financing income and fees. The insurance segment includes all operations relating to insurance underwriting, commissions and reinsurance primarily to provide workers' compensation and property-casualty coverage. As discussed in
Note 9, the insurance operations were sold in fiscal 1998 and those operations were discontinued by the Company.

         Its member customers own United's stock. Sales to these members accounted for approximately 80% and 56% of sales from continuing operations for the years ended September 27, 1996 and October 3, 1997, respectively.

         Fiscal Year

        United reports on a fiscal year of 52 or 53 weeks, which is the fiscal year of the distribution segment. United's fiscal closing date is the Friday nearest September 30. The fiscal year of the subsidiaries included in the insurance segment ended on September 30.

         Principles of Consolidation

         The consolidated financial statements include the accounts of United Grocers, Inc. and its wholly-owned subsidiaries as follows: Grocers Insurance Group, Inc., Grocers Insurance Agency, Inc., UGIC, Ltd., Grocers Insurance Company and United Workplace Consultants, Inc. (collectively, the insurance segment -- see Notes 9 and 12); Western Passage Express, Inc.; Northwest Process, Inc.; UG Resources, Inc.; United Resources, Inc.; Premier Consulting, Inc.; Western Security Services, Ltd. and Rich and Rhine, Inc. All intercompany balances and transactions have been eliminated upon consolidation.

         Business Combination

         On December 14, 1995, United acquired, using the purchase method of accounting, certain assets of the Market Wholesale (Market) grocery division operations of Bay Area Foods, Inc. (Bay Area Foods), for a cash purchase price of approximately $21 million. The Company assumed certain liabilities including obligations under certain real and personal property leases relating to Bay Area Foods, including three leased warehouse locations and leased equipment. The operations of Market are included in the consolidated statement of operations from the date of acquisition.

United Grocers, Inc. and Subsidiaries

         The approximate values allocated to the assets acquired, amount of liabilities assumed, and net value of assets acquired, are stated below:

         Acquired assets                                Amount

         Accounts receivable and customer loans      $12,290,000
         Inventories                                  20,796,000
         Deposits and other assets                     1,541,000
         Equipment including capitalized leases        5,286,000
         Goodwill amortized over 15 years                484,000
                                                         -------
         Total acquired assets                        40,397,000
         Assumed liabilities
         Accounts payable                             13,360,000
         Customer rebates and employee accruals        1,500,000
         Capitalized lease payable                     2,286,000
                                                       ---------
         Total assumed liabilities                    17,146,000
                                                      ----------
         Net value of assets acquired                $23,251,000
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

         Cash and Cash Equivalents

         United considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

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

United Grocers, Inc. and Subsidiaries

         Reinsurance

         United accounts for reinsurance transactions in accordance with Statement of Financial Accounting Standards (SFAS) No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. SFAS No. 113 requires that transactions relating to reinsurance transactions be reported at gross amounts rather than net amounts. Net premiums earned are reported as net sales and operations while net losses and loss adjustment expenses are reported as cost of sales.

         In the normal course of business, United seeks to reduce the losses that may result from catastrophes or other events that would cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Amounts recoverable from reinsurers were estimated in a manner consistent with the claim liability associated with the reinsured policy. Amounts paid for prospective reinsurance are reported as prepaid reinsurance premiums and amortized over the remaining contract period in proportion to the amount of insurance protection provided.

         Inventories and Cost of Sales

         Inventories relate primarily to the distribution segment and are stated at the lower of cost or market. The cost of these inventories is determined under the first-in, first-out (FIFO) method or other methods that approximate FIFO.

         Cost of sales includes primarily the cost of distribution and insurance operations. The distribution segment costs include the purchases of product, net of allowances paid and received and the net advertising department margins, plus the handling allowances made to members based upon the cost of servicing their accounts. The insurance segment costs include losses reported, a provision for losses incurred but not reported and premium refunds.

         Restricted Assets and Net Assets

         Restricted assets and net assets that could not be transferred to the parent company in the form of loans, advances or cash dividends by the insurance subsidiary without the consent of state insurance agencies were as follows:

                                                     Year Ended
                                                     ----------
                                        September 27,           October 3,
                                             1996                  1997
         Restricted cash.............      $ 411,000            $  401,000
         Investments.................     16,417,000            18,486,000
                                          ----------            ----------
            Total....................    $16,828,000           $18,887,000
                                         ===========           ===========


         In addition, the balance of the investments of $30,001,000 and $32,626,000 at September 27, 1996 and October 3, 1997, respectively, represented assets that had been accumulated for the possible payment of claims against the insurance reserves.

         Investments in Affiliated Companies

         Investments in affiliated companies represent United's ownership in entities in which it does not have a controlling interest. The investments are accounted for using the equity method, in which carrying value represents cost plus United's share of earnings since acquisition, less distributions received.

United Grocers, Inc. and Subsidiaries

         Other Assets

         Software costs, non-competition agreements and other intangibles, included in other assets in the accompanying balance sheets, are stated at cost and are being amortized and charged to operating expenses on a straight-line basis over the estimated or contractual lives of three to five years.

         Property, Plant and Equipment

         Property, plant and equipment are stated at cost and include expenditures for new facilities and those that substantially increase the useful lives of the existing plant and equipment. United capitalizes interest when applicable as a component of the cost of significant construction projects. No interest was capitalized for the years ended September 27, 1996 and October 3, 1997.

         Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives are generally as follows:

          Buildings and improvements.................       4-75 years
          Warehouse equipment........................       5-20 years
          Truck equipment............................        3-8 years
          Office equipment...........................       3-10 years

         Effective the beginning of the year ended October 3, 1997, management made changes to the estimated lives of certain categories of property, plant and equipment, generally resulting in shorter depreciation periods compared to previous estimates. The effect of these changes in estimates was to increase depreciation expense by approximately $700,000 for the year ended October 3, 1997.

         Maintenance and repairs are charged to expense as incurred. Upon the sale or retirement of property, plant and equipment, any gain or loss on disposition is reflected in the consolidated statement of operations and the related asset cost and accumulated depreciation are removed from the respective accounts.

         Recoverability of Long-Term Assets

         Management of United reviews the carrying value of long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

         Income Taxes

         United files a consolidated income tax return. United operates and is taxed as a cooperative. Accordingly, amounts distributed as qualified patronage dividends are not included in its taxable income but are instead taxed to the patrons receiving the patronage dividends. Deferred income taxes are recorded to reflect the tax consequences on future years of the non-patronage portion of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the years in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. Income tax expense is the combination of the tax payable for the year and the change during the year in net deferred tax assets and liabilities.

         Earnings per Common Share

         United's policy is to distribute earnings only in the form of patronage dividends. No dividends have ever been declared on the common stock of United and all earnings not distributed as patronage

United Grocers, Inc. and Subsidiaries
dividends have been retained. In accordance with generally accepted accounting principles, earnings per share information is not presented because United does not have publicly held common stock.

         Common Stock

         United's Board of Directors' policy, subject to change without notice, requires United to repurchase on request the number of shares a member owns in excess of 4,000 shares. The excess shares are redeemed in exchange for cash or capital stock residual notes, payable over a five-year period. Future redemptions are at the discretion of the Board of Directors.

         At October 3, 1997, there were 30,783 shares in the amount of $1,120,000, which have been presented by members for redemption, but which had not yet been redeemed. These shares are included in redeemable members' equity in the accompanying consolidated balance sheet.

         Advertising Costs

         United expenses the costs of advertising the first time the advertising takes place. Advertising expense for the years ended September 27, 1996 and October 3, 1997 was $2,593,000 and $1,734,000, respectively, exclusive of costs incurred on behalf of members for which United is reimbursed.

         Members' Allowances

         United makes rebates to members based on the respective members' volume of purchases over defined periods of time.

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

         Accounting Changes

         Beginning in the year ended September 27, 1996, the Company adopted SFAS No. 106, Employer's Accounting For Postretirement Benefits Other Than Pensions. SFAS No. 106 requires that companies accrue the projected future cost of providing postretirement benefits during the period that employees render the services necessary to be eligible for such benefits. While the adoption of this standard does have an impact on the Company's reported net income or loss, it does not impact the Company's cash flow because the Company intends to continue its current practice of paying the cost of postretirement benefits as incurred. The Company has elected to recognize the effect of the change to SFAS No. 106 by amortizing the transition obligation of $3,668,682 over 20 years (see Note 13).

         Transfers and Servicing of Financial Assets

         The Financial Accounting Standards Board (FASB) issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which United adopted in 1997. The Statement provides for standards that are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets

United Grocers, Inc. and Subsidiaries
that are sales from transfers that are collateralized borrowings. Accordingly, United conformed to the new requirements of SFAS No. 125 for transactions involving the sale of member loans receivable for applicable transactions occurring after December 31, 1996.

         Accounting Pronouncements

         In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes requirements for disclosure of comprehensive income. The objective of SFAS No. 130 is to report a measure of all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income does not differ significantly from reported net income in the periods presented. The statement is effective for fiscal years beginning after December 15, 1997.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and earns revenues, and its major customers. The statement is effective for fiscal years beginning after December 15, 1997.

         United's management has studied the implications of SFAS No. 131, and based on the initial evaluation, expects the adoption to have no impact on United's financial condition or results of operations, but will require revised disclosures when the statement becomes effective.

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

United Grocers, Inc. and Subsidiaries

Restatement:

         United previously reported retained earnings as of September 29, 1995 and September 27, 1996 of $14,923,000 and $13,843,000, respectively. These amounts have been restated to retained earnings of $4,918,000 as of September 29, 1995 and an accumulated deficit of $1,883,000 as of September 27, 1996 in the accompanying consolidated statements of members' equity. The adjustments which necessitated the restatement, and their effect on United's net income for the year ended September 27, 1996 and members' equity as of September 29, 1995 are summarized as follows:

                                                                                      Decrease (Increase) In:
                                                                                  -------------------------------
                                                                                  Fiscal 1996       September 29,
                                                                                  Net Income             1995
                                                                                  ----------             ----
Accruals for losses on lease/sublease arrangements.....................            $(2,258,000)       $11,872,000
Write-off of advertising and other receivables.........................              3,561,000                ---
Accrual of vendor trust account liabilities............................              1,581,000                ---
Adjustment of carrying value of used store equipment to net realizable
     value.............................................................              1,309,000                ---
Income taxes...........................................................                (74,000)        (2,126,000)
Other..................................................................              1,602,000            259,000
                                                                                  ------------       ------------
     Net restatement...................................................            $ 5,721,000        $10,005,000
                                                                                  ============       ============



3.  Investments Restricted or Maintained for Insurance Reserves:

         The amortized costs and estimated fair values of investments in debt securities and other investments at October 3, 1996 are as follows:

                                                                           Gross            Gross
                                                         Amortized       Unrealized      Unrealized
Available-for-sale securities                              Cost            Gains           Losses        Fair Value
-----------------------------                              ----            -----           ------        ----------
U.S. Treasury securities....................           $  7,689,000         $163,000        $ 10,000      $ 7,842,000
Obligations of states, political subdivisions
  and government agencies...................              1,893,000           32,000             ---        1,925,000
Corporate securities........................                799,000           15,000             ---
                                                        -----------         --------        --------      -----------
                                                                                                              814,000
     Total..................................            $10,381,000         $210,000        $ 10,000      $10,581,000
                                                        ===========         ========        ========      ===========

Held-to-maturity securities
U.S. Treasury securities....................            $28,025,000         $371,000        $319,000      $28,077,000
Obligations of states, political subdivisions
  and government agencies...................              4,926,000           93,000          16,000        5,003,000
Corporate securities........................              3,296,000           39,000          43,000        3,292,000
                                                        -----------         --------        --------      -----------
     Total..................................            $36,247,000         $503,000        $378,000      $36,372,000
                                                        ===========         ========        ========      ===========

Restricted assets
Cash and cash equivalents...................               $411,000           $  ---         $   ---         $411,000
                                                           ========           ------         -------         ========

Reconciliation to balance sheet:
   Available-for-sale securities, at fair value                                                           $10,581,000
   Held-to-maturity securities, at amortized
   cost.....................................                                                               36,247,000
   Restricted assets, at fair value.........                                                                  411,000
                                                                                                              -------
         Total investments..................                                                              $46,829,000
                                                                                                          ===========


United Grocers, Inc. and Subsidiaries

         The amortized costs and estimated fair values of investments in debt securities and other investments at October 3, 1997 are as follows:

                                                                           Gross            Gross
                                                         Amortized       Unrealized      Unrealized
Available-for-sale securities                              Cost            Gains           Losses        Fair Value
-----------------------------                              ----            -----           ------        ----------
U.S. Treasury securities....................            $ 3,512,000       $  103,000    $        ---      $ 3,615,000
Obligations of states, political subdivisions
  and government agencies...................              4,410,000          134,000             ---        4,544,000
Corporate securities........................              1,026,000           25,000             ---        1,051,000
                                                        -----------      -----------    ------------      -----------
     Subtotal...............................              8,948,000          262,000             ---        9,210,000
Common stocks...............................                225,000                              ---          225,000
                                                       ------------       ---------     ------------       ----------
     Total..................................            $ 9,173,000       $  262,000    $        ---      $ 9,435,000
                                                        ===========       ==========    ============      ===========
Held-to-maturity securities
U.S. Treasury securities....................            $16,547,000       $  848,000    $    (42,000)     $17,353,000
Obligations of states, political subdivisions
  and government agencies...................             19,154,000          255,000         (66,000)      19,343,000
Corporate securities........................              5,976,000          141,000         (19,000)       6,098,000
                                                        -----------       ----------     -----------      -----------
     Total..................................            $41,677,000       $1,244,000     $  (127,000)     $42,794,000
                                                        ===========       ==========     ============     ===========
Restricted assets
Cash and cash equivalents...................            $   401,000       $              $       ---      $   401,000
                                                        ===========       ==========     ============     ===========
Reconciliation to balance sheet:
   Available-for-sale securities, at fair value                                                           $ 9,435,000
   Held-to-maturity securities, at amortized
   cost.....................................                                                               41,677,000
   Restricted assets, at fair value.........                                                                  401,000
                                                                                                          -----------
         Total investments..................                                                              $51,513,000
                                                                                                          ===========

         The scheduled maturities of securities at October 3, 1997 are as follows:

                                                                    Amortized Cost         Fair Value
                                                                    --------------         ----------
         Available-for-sale securities
         Due in one year or less                                        $2,549.000         $2,585,000
         Due after one year through five years                           2,066,000          2,157,000
         Due after five years through ten years                          2,891,000          2,989,000
         Due after ten years                                             1,442,000          1,479,000
                                                                         ---------          ---------
                  Total                                                 $8,948,000         $9,210,000
                                                                        ==========         ==========
         Held-to-maturity securities
         Due in one year or less                                        $3,953,000         $3,958,000
         Due after one year through five years                          16,577,000         17,051,000
         Due after five years through ten years                         20,888,000         21,513,000
         Due after ten years                                               259,000            272,000
                                                                       -----------        -----------
                  Total                                                $41,677,000        $42,794,000
                                                                       ===========        ===========

         Gross realized gains of $3,000 were realized in the year ended October 3, 1997 from the maturity and redemption of held-to-maturity securities being called by the issuers. The amortized cost of these securities at the time of call was $4,470,000. There were no realized losses.

         Proceeds from the sale of available-for-sale securities were $1,105,000 and $1,131,000 in the years ended September 27, 1996 and October 3, 1997, respectively. The gross realized gains on these sales were $4,226 in the year ended September 27, 1996 and losses on these sales were $9,000 in the year ended
October 3, 1997.                   F-14

United Grocers, Inc. and Subsidiaries

4.       Accounts and Notes Receivable:

         These consist of amounts due principally from members at the balance sheet date as follows:


                                                                          Year Ended
                                                               September 27,        October 3,
                                                                    1996               1997
                                                                    ----               ----
Accounts receivable....................................           $63,980,000         $69,778,000
Insurance premiums receivable and related balances.....            12,238,000          14,521,000
Less allowance for doubtful accounts...................            (1,141,000)         (7,598,000)
                                                                   -----------        -----------
     Net accounts receivable...........................            75,077,000          76,701,000
                                                                   ----------         -----------
Notes receivable, current portion......................             3,071,000           1,977,000
Less allowance for doubtful notes......................              (236,000)           (141,000)
                                                                 -------------        -----------
     Net current notes receivable......................             2,835,000           1,836,000
                                                                    ---------         -----------
     Net accounts and current notes receivable.........           $77,912,000         $78,537,000
                                                                  ===========         ===========
Notes receivable, non-current portion..................           $25,588,000         $18,886,000
Less allowance for doubtful accounts...................              (873,000)         (2,388,000)
                                                                 -------------       ------------
     Net non-current notes receivable..................           $24,715,000         $16,498,000
                                                                  ===========         ===========

         The notes receivable from members are generally for periods of two to ten years at annual interest rates of 3% to 11%. The annual maturities of notes receivable for each of the next five fiscal years following October 3, 1997 are as follows:

          1998.......................................            $1,977,000
          1999.......................................             1,819,000
          2000.......................................             1,429,000
          2001.......................................             1,501,000
          2002.......................................             9,031,000
                                                                  ---------
          Thereafter                                              5,106,000
                                                                  ---------
                                                                $20,863,000

United Grocers, Inc. and Subsidiaries

         Changes in the allowance for doubtful accounts for the years ended September 27, 1996 and October 3, 1997 are summarized as follows:

                                               Balance at         Charged to                           Balance at
                                               beginning           costs and                             end of
               Description                      of year            expenses          Deductions           year
               -----------                      -------            --------          ----------           ----
1996:
Allowance for doubtful accounts for:
     Accounts receivable...............    $       1,177,000   $       6,213,000  $    (6,250,000)  $       1,140,000
     Notes receivable..................              508,000           1,062,000         (460,000)          1,110,000
                                           -----------------   -----------------  ----------------  -----------------
         Total.........................    $       1,685,000   $       7,275,000  $    (6,710,000)  $       2,250,000
                                           =================   =================  ================  =================
1997:
Allowance for doubtful accounts for:
     Accounts receivable...............    $       1,140,000   $       7,829,000  $    (1,371,000)  $       7,598,000
     Notes receivable..................            1,110,000           2,943,000       (1,524,000)          2,529,000
                                           -----------------   -----------------  ----------------  -----------------
         Total.........................    $       2,250,000   $      10,772,000  $    (2,895,000)  $      10,127,000
                                           =================   =================  ================  =================


5.       Other Assets:

         Other assets consist of the following:


                                                      Year Ended
                                           September 27,       October 3,
                                               1996               1997
                                               ----               ----
         Software......................  $      14,682,000  $      18,356,000
         Prepaid loan fees.............          1,230,000                 --
         Covenant not to compete                 2,724,000          1,315,000
                                         -----------------  -----------------
         Other.........................          3,273,000          1,255,000
                                         -----------------  -----------------
              Subtotal.................         21,909,000         20,926,000
         Less accumulated amortization.        (4,917,000)        (3,591,000)
                                         -----------------  -----------------
              Total other assets, net..  $      16,992,000  $      17,335,000
                                         =================  =================

         Amortization expense for the years ended September 27, 1996 and October 3, 1997 was $1,573,000 and $4,152,000, respectively.

United Grocers, Inc. and Subsidiaries

6.  Property, Plant and Equipment:

         Property, plant and equipment consists of the following:


                                                                           Year Ended
                                                              September 27,           October 3,
                                                                  1996                   1997
                                                                  ----                   ----
         Land......................................       $       3,425,000      $       3,865,000
         Buildings and improvements................              57,908,000             55,999,000
         Warehouse and truck equipment.............              31,800,000             31,316,000
         Office equipment..........................              13,622,000             14,185,000
         Construction in progress..................               4,528,000              5,069,000
                                                          -----------------      -----------------
              Total property, plant and equipment..             111,283,000            110,434,000
         Less accumulated depreciation.............            (43,689,000)           (48,991,000)
                                                          -----------------      -----------------
              Property, plant and equipment, net...       $      67,594,000      $      61,443,000
                                                          =================      =================

         Depreciation expense for the years ended September 27, 1996 and October 3, 1997 was $6,629,000 and $7,690,000, respectively, including $187,000 and
$359,000, respectively, related to discontinued operations. Due to operating losses incurred by a retail store in Sacramento, California, United recorded during the year ended October 3, 1997 a write-down of approximately $1.8 million to reduce the carrying cost of the store's assets to estimated net realizable value. The loss is included in Loss on write-down or disposition of assets, net in the accompanying statements of operations. The store incurred losses for the years ended September 27, 1996 and October 3, 1997 of $601,000 and $520,000, respectively. The carrying value of the store's assets at October 3, 1997 is $10,000. The store is being operated but is being held for sale.

United Grocers, Inc. and Subsidiaries

7.  Notes Payable:

         Notes payable consists of the following:


                                                                                     Year Ended
                                                                        September 27,           October 3,
                                                                            1996                   1997
                                                                            ----                   ----
       Line of credit with financial institution.................   $      61,174,000      $      69,000,000
       Notes payable with financial institution:
            Credit agreement notes with interest at the financial
              institution's reference rate, as defined, which
              ranged from 6.25% to 8%............................          54,018,000             42,915,000
       Notes payable, other:
            Capital stock residual notes, payable in 20 quarterly
              installments plus interest at a variable interest rate
              based on the current capital investment note rate...          4,225,000              4,071,000
            Capitalized equipment leases, payable in monthly
              installments of $43,853, including interest at 12%
              to 20% through 2005 (collateralized by equipment)..           2,124,000              2,276,000
            Other notes payable..................................           3,927,000              1,495,000
       Redeemable notes and certificates:
            Capital investment notes (subordinated), interest at
              7.5%, maturity dates through 2005..................          44,400,000             41,745,000
            Registered redeemable building notes (subordinated),
              interest at 8%, no fixed maturity date.............           3,138,000              3,088,000

       Senior notes payable to insurance companies, with interest
         rates of 8.42% and 9.15% per annum, interest                      36,665,000             29,999,000
         payable monthly principal repayments annually in the
         amount of $3,333,000 until 2001; and $4,000,000 due
         annually beginning in 2002, maturing in full 2006.......
       Mortgage notes payable, interest at 7.25%.................           3,711,000              3,597,000
                                                                    -----------------      -----------------
            Total................................................         213,382,000            198,186,000
       Less current portion......................................        (70,248,000)           (10,191,000)
                                                                    -----------------      -----------------
            Total notes payable, net of current portion..........   $     143,134,000      $     187,995,000
                                                                    =================      =================


         Maturities of notes payable which reflects the effect of the March 27, 1998 refinancing (see below) are as follows:

         Fiscal Year                                      Amount
         -----------                                      ------
         1998                                          $ 10,191,000
         1999                                            56,165,000
         2000                                            65,807,000
         2001                                             5,228,000
         2002                                             8,528,000
         Thereafter                                      52,267,000
                                                       $198,186,000

         In September 1997, the Company entered into an agreement with four major financial institutions to provide short-term and long-term lines of credit totaling $70 million. Under the agreement, the Company receives short-term and long-term borrowings of $35 million and $35 million, respectively. As of October 3, 1997, the Company had drawn $69,000,000 on the combined lines of credit. Interest is payable monthly at the bank's Reference Rate, as defined (the weighted average interest rate was 7.17% at October 3, 1997). The lines of credit are collateralized by the Company's assets.

United Grocers, Inc. and Subsidiaries

         On March 27, 1998, the Company and certain of its lenders executed amendments to existing credit agreements, which, among other things, restructured the various agreements such that the requirements for complying with certain financial ratios are maintained. Under the amended agreements, the most restrictive covenants include requirements to maintain defined levels of earnings before income taxes, depreciation and amortization; working capital; adjusted net worth, subordinated debt; and leverage. In addition, the Company has received waivers for violations of covenants through the effective dates of the amended agreements. As of March 27, 1998, the Company is in compliance with all amended covenants related to debt agreements. Amended maturity dates are reflected in the above disclosures.

8.       Income Taxes:

         The income tax (provision) benefit, including amounts associated with discontinued operations, for the years ended September 27, 1996 and October 3, 1997 consists of the following:

                                                1996               1997
                                                ----               ----
Current:
     Federal.......................        $        ---         $   100,000
                                           ------------         -----------
Deferred:
     Federal.......................                 ---           7,493,000
     State.........................                 ---           1,207,000
                                          -------------         -----------
                                                    ---           8,700,000
                                          -------------         -----------
                                           $        ---          $8,800,000
                                           ============          ==========


         The reconciliation of the statutory Federal tax rate to the effective income tax rate for the years ended September 27, 1996 and October 3, 1997 is as follows:

                                                             1996                1997
                                                             ----                ----
     Statutory income tax rate (34%)...............    $       1,893,000  $       5,937,000
     State income taxes, net of Federal income tax
       benefit.....................................              223,000            797,000
     Tax exempt interest...........................               98,000                 --
     Establishment of valuation allowance..........          (2,156,000)                 --
     Reversal of valuation allowance due to tax
       planning strategy...........................                   --          3,568,000
     Patronage-related book/tax differences........                   --        (1,502,000)
     Other.........................................             (58,000)                 --
                                                       -----------------  -----------------
          Total....................................    $              --  $       8,800,000
                                                       =================  =================

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As discussed in
Note 9, the Company has announced formal plans to sell its insurance operations and its Cash & Carry division. The Company believes it is more likely than not that the gain on the sales of these operations, along with the Company's expected future profitability, will result in amounts sufficient for the Company to realize the deferred tax assets on future income tax returns, and, accordingly, no valuation allowance has been provided as of October 3, 1997.

         The significant components of deferred income taxes as of September 27, 1996 and October 3, 1997 is as follows:

                                                                                 1996               1997
                                                                                 ----               ----
     Deferred income taxes, current asset:
          Insurance reserves.....................................         $         786,000   $       1,359,000
          Inventories............................................                   840,000             362,000
          Allowance for doubtful accounts........................                   295,000           1,650,000
          Unearned insurance premiums............................                   571,000
          Accrued employee benefits..............................                       ---             192,000
          Capitalized lease insurance............................                       ---             244,000
          Nonpatronage net operating loss carryforward...........                       ---           4,128,000
          Alternative minimum tax credit.........................                       ---             150,000
          Other..................................................                 (174,000)              62,000
                                                                          -----------------   -----------------
              Net current deferred tax asset.....................                 2,318,000           8,147,000
                                                                          -----------------   -----------------
     Deferred income taxes, non-current asset (liability):
          Accumulated depreciation...............................               (5,017,000)         (2,561,000)
          Impairment reserve.....................................                   402,000             689,000
          Lease accrual..........................................                 1,923,000           1,474,000
           Alternative minimum tax credit........................                   447,000                  --
          Deferred income on sale-leaseback transactions.........                   634,000             845,000
          Other                                                                   (882,000)
                                                                          -----------------
          Deferred compensation..................................                   175,000             106,000
                                                                          -----------------   -----------------
              Net non-current deferred tax asset (liability).....               (2,318,000)             553,000
                                                                          -----------------   -----------------
              Total..............................................         $               0   $       8,700,000
                                                                          =================   =================

         United has federal nonpatronage net operating loss carryforwards of approximately $12,000,000, which expire in 2012.

9.       Discontinued Operations:

         In September 1997, United's management and board of directors approved a plan whereby the insurance operations would be sold to an unrelated party. The sale of the insurance operations was completed in July 1998. Accordingly, the results of operations of the insurance segment for the years ended September 27, 1996 and October 3, 1997 have been presented as "discontinued operations" in the accompanying statements of operations.

         The following is a summary of the assets and liabilities of the insurance segment:

                                                                   September 27, 1996          October 3, 1997
                                                                   ------------------          ---------------
      Assets:
           Investments.......................................  $      46,829,000           $      51,513,000
           Receivables and other current assets..............         21,531,000                  22,070,000
           Long-term assets..................................          1,603,000                   1,328,000
                                                               -----------------           -----------------
                                                                      69,963,000                  74,911,000
      Liabilities:
           Insurance reserves supported by investments.......         29,562,000                  26,356,000
           Accounts payable and other current liabilities....         15,618,000                  19,544,000
                                                               -----------------           -----------------
               Net investment in insurance segment...........  $      24,783,000           $      29,011,000
                                                               =================           =================

United Grocers, Inc. and Subsidiaries

10.      Members' Patronage Dividends:

         United's income from sales to members, before income taxes and patronage dividends, is available at the discretion of the Board of Directors, to be returned to the members in the form of patronage dividends. For the year ended September 27, 1996, the Board of Directors voted to distribute $4 million in patronage dividends, approximately $3.2 million which was paid in cash and approximately $800,000 which was distributable in the form of common stock. No patronage earnings were available to pay patronage dividends for the year ended October 3, 1997.

11.      Reinsurance:

         Reinsurance contracts do not relieve United from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to United. United evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.

         United limits the maximum net loss that can arise from large risks or risks in concentrated areas of exposure by reinsuring (ceding) certain levels of high risk with other insurers or reinsurers, either on an automatic basis under general reinsurance contracts known as "treaties" or by negotiation on substantial individual risks. Ceded reinsurance is treated as the risk and liability of the assuming companies.

         Reinsurance amounts reflected in the financial statements as of September 27, 1996 and October 3, 1997 and for the years ended September 27, 1996 and October 3, 1997 are as follows:

                                                                   1996               1997
                                                                   ----               ----
     For the balance sheet:
          Reinsurance recoverable.....................      $       6,497,000   $       9,440,000
          Prepaid reinsurance premiums................              2,831,000           3,746,000
                                                            -----------------   -----------------
              Total...................................      $       9,328,000   $      13,186,000
                                                            =================   =================
     For the statement of operations:
          Premiums written:
              Gross...................................      $      28,988,000   $      31,198,000
              Assumed.................................                567,000             742,000
              Ceded...................................             (8,185,000)        (10,331,000)
                                                            -----------------   -----------------
              Net premiums written....................      $      21,370,000   $      21,609,000
                                                            =================   =================
     Premiums earned:
          Gross.......................................      $      26,515,000   $      29,596,000
          Assumed.....................................                598,000             682,000
          Ceded.......................................             (7,403,000)         (9,698,000)
                                                            -----------------   -----------------
          Net premiums earned.........................      $      19,710,000   $      20,580,000
                                                            =================   =================
     Expenses:
          Losses and loss adjustment expenses.........      $      18,051,000   $      16,610,000
          Reinsurance recoveries......................             (4,617,000)         (3,142,000)
                                                            -----------------   -----------------
          Net losses and loss adjustment expenses.....      $      13,434,000   $      13,468,000
                                                            =================   =================


United Grocers, Inc. and Subsidiaries

12.  Segment Reporting:

         A summary of information about United's operations by the distribution and insurance segments for the years ended September 27, 1996 and October 3, 1997 is as follows:

                                                                                 1996               1997
                                                                                 ----               ----
     Net sales and operations:
          Distribution...........................................         $   1,280,453,000   $   1,306,602,000
          Insurance (1)..........................................                20,096,000          22,231,000
                                                                          -----------------   -----------------
              Total..............................................         $   1,300,549,000   $   1,328,833,000
                                                                          =================   =================
     Income (loss) before income taxes:
          Distribution...........................................         $     (8,049,000)   $    (21,627,000)
          Insurance (1)..........................................                 2,480,000           4,167,000
                                                                          -----------------   -----------------
              Total..............................................         $     (5,569,000)   $    (17,460,000)
                                                                          =================   =================
     Depreciation and amortization expense:
          Distribution...........................................         $       8,015,000   $      11,483,000
          Insurance (1)..........................................                   187,000             359,000
                                                                          -----------------   -----------------
              Total..............................................         $       8,202,000   $      11,842,000
                                                                          =================   =================
     Capital expenditures, including software:
          Distribution...........................................         $      22,568,000   $      21,974,000
          Insurance..............................................                    80,000              79,000
                                                                          -----------------   -----------------
              Total..............................................         $      22,648,000   $      22,053,000
                                                                          =================   =================

     Total assets:
          Distribution...........................................         $     309,302,000   $     290,516,000
          Insurance..............................................                69,963,000          74,911,000
                                                                          -----------------   -----------------
              Total..............................................         $     379,265,000   $     365,427,000
                                                                          =================   =================

----------
(1) Reported as discontinued operations.

13.      Retirement Plans:

         United has a company-sponsored pension plan that covers substantially all of its salaried employees. United has made annual contributions to the plan equal to the amount annually accrued for pension expense. United's funding policy is to satisfy the funding requirements of the Employees' Retirement Income Security Act.

         In determining the actuarial present value of the projected benefit obligation, a discount rate of 8% and 7.75% was used for the years ended September 27, 1996 and October 3, 1997, respectively, and a future maximum compensation increase rate of 4% and 3.75% was used for the years ended September 27, 1996 and October 3, 1997, respectively. The expected long-term rate of return on assets was 8%.

United Grocers, Inc. and Subsidiaries

         Pension costs for the plan consists of the following for the years ended September 27, 1996 and October 3, 1997, respectively:

                                                                    1996              1997
                                                                    ----              ----
     Company-sponsored:
          Service costs of benefits earned................    $        952,000  $       1,155,000
          Interest cost on the projected benefit obligation          1,668,000          1,788,000
          Expected return on plan assets..................          (1,932,000)        (2,197,000)
          Amortization of:
              Unrecognized net asset......................            (168,000)          (168,000)
              Unrecognized net gain.......................             (38,000)          (100,000)
              Unrecognized prior service cost.............              61,000             61,000
                                                              ----------------  -----------------
              Net periodic pension cost...................    $        543,000  $         539,000
                                                              ================  =================


         The following table sets forth the plan's funded status as of the years ended September 27, 1996 and October 3, 1997:

                                                                                        1996                  1997
                                                                                        ----                  ----
     Actuarial present value of benefit obligations:
          Vested.....................................................           $      14,458,000     $      17,200,000
          Non-vested.................................................                     985,000             1,137,000
                                                                                -----------------     -----------------
              Accumulated benefit obligation.........................                  15,443,000            18,337,000
          Effect of projected future compensation levels.............                   5,838,000             5,268,000
                                                                                -----------------     -----------------
              Projected benefit obligation...........................                  21,281,000            23,605,000
     Plan assets at fair value, primarily listed stocks, fixed income
       and bond and equity funds.....................................                  27,252,000            33,541,000
                                                                                -----------------     -----------------
              Excess of plan assets over projected benefit obligation                   5,971,000             9,936,000
     Unrecognized net asset..........................................                 (1,561,000)           (1,393,000)
     Unrecognized net gain...........................................                 (4,803,000)           (9,064,000)
     Unrecognized prior service cost.................................                     656,000               594,000
                                                                                -----------------     -----------------
          Prepaid pension cost.......................................           $         263,000     $          73,000
                                                                                =================     =================

         United also participates in several multi-employer pension plans for the benefit of its employees who are union members. The data available from administrators of the multi-employer plans is not sufficient to determine the accumulated benefits obligation, nor the net assets attributable to the multi-employer plans in which United's union employees participate. United's costs for these multi-employer plans for the years ended September 27, 1996 and October 3, 1997 were $3,326,000 and $3,874,000, respectively.

         In addition to providing pension benefits, United provides certain medical benefits for certain salaried retirees, spouse and eligible dependents. Employees who were hired prior to January 1, 1989, the last eligibility date, and have met United's minimum service requirements, become eligible for these benefits. The post-retirement medical benefits available are non-contributory in nature and it is United's practice to fund these benefits as incurred.

United Grocers, Inc. and Subsidiaries

         The following table presents the status of the plan and amounts recognized for post-retirement benefits in United's financial statements as of and for the years ended September 27, 1996 and October 3, 1997:

                                                                                        1996                  1997
                                                                                        ----                  ----
     Accumulated post-retirement benefit obligation:
          Retirees...................................................           $       1,675,000     $       1,810,000
          Fully eligible active plan participants....................                   1,460,000             1,578,000
          Other active plan participants.............................                     857,000               927,000
                                                                                -----------------     -----------------
              Total accumulated post-retirement benefit obligation...                   3,992,000             4,315,000
     Unrecognized net transition obligation..........................                  (3,500,000)           (3,331,000)
                                                                                -----------------     -----------------
              Accrued post-retirement benefit obligation.............           $         492,000     $         984,000
                                                                                =================     =================


                                                                                        1996                  1997
                                                                                        ----                  ----
     Net  periodic post-retirement benefit cost includes the following components for the years ended September 27, 1996 and October 3, 1997:
     Service cost.....................................................          $          52,000     $          52,000
     Interest cost....................................................                    271,000               271,000
     Amortization of transition obligation............................                    169,000               169,000
                                                                                -----------------     -----------------
          Net periodic post-retirement benefit cost...................          $         492,000     $         492,000
                                                                                =================     =================

         The assumed health care cost trend rate used to measure the expected cost of benefits was 11% in year one, decreasing 1% per year to a minimum rate of 4%. The effect of a 1% increase in the assumed health care cost trend rate on the aggregate of the service and interest cost components of the net periodic post-retirement benefit cost and the accumulated post-retirement benefit obligation would be to increase these amounts by approximately $170,000 and $170,000 for the years ended September 27, 1996 and October 3, 1997, respectively. The discount rate used in determining the accumulated post-retirement benefit obligation was 7.75% and 8% as of September 27, 1996 and October 3, 1997, respectively.

        United also has two separate company-sponsored 401(k) plans. In one plan, all salaried non-union employees are eligible to participate. Contributions by United are at the discretion of the Board of Directors. In the other plan, union employees are eligible to participate, but United makes no matching contributions. For the years ended September 27, 1996 and October 3, 1997, United made matching contributions to the 401(k) plans totaling $291,000 and $305,000, respectively.

14.      Leases:

         United has various operating leases for buildings and equipment, certain of which are subleased to affiliated companies and members. The leases expire at various dates through 2022. Rental expense consists of the following for the years ended September 27, 1996 and October 3, 1997:

                                          1996                1997
                                          ----                ----
     Minimum rentals.............   $      19,463,000  $      24,551,000
     Less sublease income........         (6,873,000)       (10,506,000)
                                    ------------------ -----------------
          Net rental expense.....   $      12,590,000  $      14,045,000
                                    =================  =================

United Grocers, Inc. and Subsidiaries

         The following is a schedule by years showing future minimum rentals under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of October 3, 1997:

     Fiscal Year                         (a)                (b)
                                   Minimum Payments        Minimum               Net
                                                          Receipts            Minimum
     1997-1998                           23,908,000  $      11,218,000   $      12,690,000
     1998-1999                           23,367,000         11,334,000          12,033,000
     1999-2000                           21,826,000         11,141,000          10,685,000
     2000-2001                           19,842,000         10,671,000           9,171,000
     2001-2002                           18,714,000         10,120,000           8,594,000
     Thereafter                         123,581,000         88,862,000          34,719,000
                                   ----------------  -----------------   -----------------
              Total                     231,238,000  $     143,346,000   $      87,892,000
                                   ================  =================   =================
     Summary:
          Building leases               205,837,000  $     137,267,000   $      68,570,000
          Equipment leases               25,401,000          6,079,000          19,322,000
                                   ----------------  -----------------   -----------------
              Total                     231,238,000  $     143,346,000   $      87,892,000
                                   ================  =================   =================

----------
(a) Minimum payments are those required by the Company over the terms of significant leases.

(b) Minimum receipts are those to be received by the Company from sublease agreements.

         United has accrued $9,614,000 and $7,310,000 as of September 27, 1996 and October 3, 1997, respectively, for the estimated losses on subleasing arrangements.

         United has entered into sale-leaseback transactions for various supermarket properties, which resulted in deferred gains of approximately $1,000,000 and $3,650,000 as of September 27, 1996 and October 3, 1997,
respectively. The deferred gains are being amortized over the leaseback periods of twenty years. The total remaining lease commitments at October 3, 1997 are approximately $4,794,000 over fourteen years with an annual rental of approximately $342,000.

United Grocers, Inc. and Subsidiaries

15.  Supplemental Cash Flow Information:

                                                             1996                1997
                                                             ----                ----
     Supplemental disclosures:
          Cash paid during the years for:
              Interest.............................    $      14,546,000  $      16,342,000
              Income taxes, net of refunds.........              279,000            151,000
          Supplemental schedule of noncash
          investing and financing activities:
              Members' allowances paid in common
                stock..............................                   --            773,000
              Patronage dividends payable in common
                stock..............................              800,000                 --
              Exchange of member receivable for
                equity interest in affiliate.......            3,250,000            362,000

16.      Affiliated Companies:

         United owns interests in affiliates, which are accounted for on the equity method. One affiliate is a vendor that provides private label brand merchandise. The other affiliates operate retail grocery stores and are also members of United. A member of United's Board of Directors controls R.A.F. Limited Liability Company.

         An approximate summary of aggregate balances and transactions with affiliates in which United had an interest as of year-end is as follows:

                                                              September 27,       October 3,
                                                                   1996              1997
                                                                   ----              ----
        Balance sheet:
             Investment in affiliated companies............  $     12,477,000  $      6,971,000
             Accounts receivable...........................         3,800,000         2,898,000
             Notes receivable..............................         2,853,000           428,000
             Accounts payable..............................         5,259,000         7,046,000


                                                                           Year ended
                                                                September 27,       October 3,
                                                                    1996               1997
                                                                    ----               ----
        Statement of operations:
             Sales..........................................  $   129,855,000  $    137,029,000
             Purchases......................................      111,348,000       118,268,000
             Volume incentive rebate for purchases from
               affiliated company...........................        2,931,000         3,909,000
             Refunds, rebates and member allowances to
               affiliated companies.........................        2,570,000         1,985,000
             Equity in earnings of affiliated companies.....          568,000           107,000


United Grocers, Inc. and Subsidiaries

         These affiliates and United's net investments as of September 27, 1996 and October 3, 1997 and percentages of ownership during the years then ended are as follows:

                                                                                        Net            Percentage
        1996                                                                         Investment         Ownership
        ----                                                                         ----------         ---------
        Western Family Holding Company..........................................  $      1,961,000         22%
        C&K Market, Inc.........................................................         5,979,000         22%
        R.A.F. Limited Liability Company........................................           919,000         94%
        North State Grocery, Inc................................................         3,540,000         26%
        Other...................................................................            78,000
                                                                                  ----------------
                                                                                  $     12,477,000
        1997
        Western Family Holding Company..........................................  $      1,974,000         22%
        C & K Market, Inc. (sold July 1997).....................................                --         22%
        R.A.F. Limited Liability Company........................................         1,081,000         94%
        North State Grocery, Inc................................................         3,623,000         26%
        Other...................................................................           293,000
                                                                                  ----------------
                                                                                  $      6,971,000


         Combined unaudited financial information of the affiliated entities, including third-party interests is as follows:

                                                                                   September 27,       October 3,
                                                                                        1996              1997
                                                                                        ----              ----
        Current assets..........................................................  $     60,583,000  $      55,359,000
        Non-current assets......................................................        66,469,000         13,559,000
        Current liabilities.....................................................        54,092,000         49,193,000
        Non-current liabilities.................................................        42,871,000          3,872,000
        Owners' equity..........................................................        30,089,000         15,853,000


                                                                                     Year Ended        Year Ended
                                                                                   September 27,       October 3,
                                                                                        1996              1997
                                                                                        ----              ----
         Revenues..............................................................   $    777,379,000  $     633,124,000
         Gross profit..........................................................         98,929,000         46,506,000
         Net income............................................................          2,531,000            220,000


         All of these affiliates are privately held companies for which no ready market values are available. In management's opinion, the equity interests as stated are equal to or less than the fair market value of United's interests in these affiliates.

17.      Related Party Transactions:

         United is owned by its primary customers, and its Board of Directors consists entirely of members who are also customers; accordingly, the nature of United's business involves a significant number of related party transactions. Such transactions with members, some of whom are directors, include leasing and sub-leasing arrangements, sale of merchandise and related extensions of trade credit, extensions of long-term credit for members' purchases of fixed assets, notes payable to members for capital stock and capital investment notes and payment of purchase incentives (see members allowances in the accompanying consolidated statements of operations) in the form of cash and shares of United's stock.

United Grocers, Inc. and Subsidiaries

18.      Concentrations of Credit Risk:

         Financial instruments that potentially subject United to significant concentrations of credit risk consist principally of cash and cash equivalents, investments, store financing loans and trade accounts receivable.

         United holds its cash and cash equivalents in several banks located in the Pacific Northwest and a zero balance bank account located in the Midwest. Each bank is covered by Federal Depositors Insurance Corporation insurance; balances in excess of coverage are not insured.

         As a cooperative, the majority of United's accounts receivable represent sales to its members who are located throughout the Pacific Northwest and Northern California. These accounts are not generally collateralized but each member has stock holdings in United as well as patronage rebates, which United could apply against account balances.

         United makes store financing loans to members from time-to-time, mainly to finance the acquisition of grocery store properties and equipment. These loans are represented by notes receivable which are collateralized with personal property, securities and guarantees.

         The insurance subsidiaries have investments primarily in federal securities and state municipal bonds which are backed by the full faith and credit of the respective governmental agency. Investments in corporate securities and common stocks represent publicly-traded securities of high quality institutions.

         United performs ongoing credit evaluations of its members' financial condition and maintains allowances for potential credit losses.

19.      Fair Value of Financial Instruments:

         The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by United using available market information and appropriate valuation methodologies.

         The following methods and assumptions were used by United in estimating its fair value disclosures for financial instruments used the following methods and assumptions:

                  Cash and cash equivalents and long-term notes receivables--the carrying amounts reported in the balance sheet for cash and cash equivalents and long-term receivables approximate their fair value.

                  Investments restricted or maintained for insurance reserves--see Note 3.

                  Investment in and accounts with affiliated companies--it is not practicable to estimate the fair value of an investment representing the common stock of a privately-held company because the stock is not traded; thus, the investments are carried at original cost plus equity in earnings to date in the consolidated balance sheet. Such investments are subject to review for possible impairment.

                  Notes payable--the carrying amounts of variable-rate debt instruments approximate their fair value. The fair values of fixed-rate long-term debt are estimated using discounted cash flow analyses based on United's incremental borrowing rates for similar types of borrowing arrangements. The assumed incremental borrowing rates used to determine the fair value of fixed-rate long-term debt were 7.5% to 11% for 1996 and 1997.

United Grocers, Inc. and Subsidiaries

         The carrying amounts and approximate fair values of United's financial instruments at the balance sheet dates are as follows:

                                                                                      Carrying            Fair
        1996                                                                          Amounts            Values
        ----                                                                          -------            ------
        Cash and cash equivalents...............................................  $     16,510,000  $      16,510,000
        Long-term notes receivable, including the current portion, net of
             allowance for doubtful notes.......................................        27,550,000         27,550,000
        Investment in and accounts with affiliated companies....................        12,477,000         12,477,000
        Notes payable...........................................................       213,382,000        214,735,000

        1997
        Cash and cash equivalents...............................................  $     10,223,000  $      10,223,000
        Long-term notes receivable, including the current portion, net of
             allowance for doubtful notes.......................................        18,334,000         18,334,000
        Investment in and accounts with affiliated companies....................         6,971,000          6,971,000
        Notes payable...........................................................       198,186,000        193,886,000

20.      Commitments and Contingencies:

         United has entered into various agreements under which it sells certain of its notes receivable from members subject to limited recourse provisions. Personal property, securities and guarantees collateralize these notes. United in turn receives a monthly service fee. United recognizes the net present value of the excess of the future service fees over the estimated service cost as a servicing asset and related gain upon the sale of a loan. The service asset is amortized over the life of the related note agreement. In the years ended September 27, 1996 and October 3, 1997, United sold notes totaling approximately $10,549,000 and $13,205,000, respectively, and recognized $330,852 and
$1,734,000, respectively, of gains on the sales. The balances of transferred notes that were outstanding and subject to recourse provisions were approximately $27,426,000 and $39,313,000 at September 27, 1996 and October 3, 1997, respectively. The unamortized service asset as of September 27, 1996 and October 3, 1997 was $1,259,000 and $1,969,000, respectively. In the event United is in default of other credit agreements, the buyer of these notes has the right to demand collection of the outstanding notes balances from United.

         In connection with its loan activities to members, United has approved loan applications totaling approximately $3,600,000 for which funds have been committed, but not disbursed, as of October 3, 1997.

         United is guarantor of a covenant not to compete and loans by members as of October 3, 1997 totaling approximately $6,781,000, with annual payments of approximately $788,000.

         United is a party to various litigation and claims arising in the ordinary course of business. While the ultimate effect of such actions cannot be predicted with certainty, United expects the outcome of these matters will not result in a material adverse effect on United's consolidated financial position, results of operations or cash flows.

United Grocers, Inc. and Subsidiaries

21.  Subsequent Events:

         On May 15, 1998, the Company sold to an unrelated party the assets and liabilities of its Cash & Carry division, consisting of 40 wholesale grocery stores. The net sales proceeds included a $17,500,000 note from the buyer. The Company realized a gain on the sale, as follows:

         Net sales proceeds                             $55,486,000

         Net investment in Cash & Carry division:

                  Current assets                         26,589,000
                  Non-current assets                      5,864,000
                  Current liabilities                    (6,000,000)
                                                         -----------

                                                         26,453,000

                                                        $29,033,000
                                                        ===========

         In March 1999, United executed a letter of intent with respect to a proposed merger with Certified Grocers of California, Ltd., a grocery cooperative headquartered in Commerce, California. The consummation of the merger is conditional upon the execution of a mutually approved definitive merger agreement following completion of due diligence, approval of the agreement by the shareholders of both entities, required filings with regulatory entities, and other customary conditions.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UNITED GROCERS, INC.
                                                   (Registrant)

Dated: September 16, 1999                 By: /s/ Terrence W. Olsen
                                          Terrence W. Olsen
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

---------------------------------- ----------------------------------------------------- -----------------------------
Name                               Title                                                 Date
---------------------------------- ----------------------------------------------------- -----------------------------
/s/ Terrence W. Olsen              President, Chief Executive Officer and Secretary      September 16, 1999
Terrence W. Olsen                  (Principal executive officer)

---------------------------------- ----------------------------------------------------- -----------------------------
/s/ Mark Tweedie                   Vice President and Chief Financial Officer            September 16, 1999
Mark Tweedie                       (Principal financial officer)

---------------------------------- ----------------------------------------------------- -----------------------------
/s/ Kenneth Tucker                 Director                                              September 15, 1999
Kenneth Tucker

---------------------------------- ----------------------------------------------------- -----------------------------
/s/ Floyd West                     Director                                              September 15, 1999
Floyd West

---------------------------------- ----------------------------------------------------- -----------------------------
                                   Director
Peter J. O'Neal

---------------------------------- ----------------------------------------------------- -----------------------------
/s/ Mary McDonald                  Director                                              September 16, 1999
Mary McDonald

---------------------------------- ----------------------------------------------------- -----------------------------
/s/ Gaylon G. Baese                Director                                              September 15, 1999
Gaylon G. Baese

---------------------------------- ----------------------------------------------------- -----------------------------
/s/ Kenneth W. Findley             Director                                              September 16, 1999
Kenneth W. Findley

---------------------------------- ----------------------------------------------------- -----------------------------
/s/ James F. Glassel               Director                                              September 15, 1999
James F. Glassel

---------------------------------- ----------------------------------------------------- -----------------------------
                                   Director
Richard L. Wright

---------------------------------- ----------------------------------------------------- -----------------------------
/s/ Gordon Smith                   Director                                              September 16, 1999
Gordon Smith
---------------------------------- ----------------------------------------------------- -----------------------------

         Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

         Enclosed with this report is a copy of proxy soliciting material, including the form of proxy, sent to United's shareholders for the February 25, 1998 annual meeting.

         The enclosed proxy soliciting material is furnished to the Commission for its information and shall not be deemed filed with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates them in its annual report on this form by reference.

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

         Pursuant to Item 601 (b)(4)(iii) of Regulation S-K, the registrant is not filing certain instruments with respect to its long-term debt because the amount authorized under any such instrument does not exceed 10 percent of the total consolidated assets of the registrant at October 3, 1997. The registrant agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

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

10.C Amended and Restated Credit Agreement among Bank of America NW, N.A., United States National Bank of Oregon, The Hongkong and Shanghai Banking Corporation, Limited and United Grocers, Inc. dated May 31, 1996, as amended by thirteen separate amendments.

10.D1 Typical forms executed in connection with loans to members, including directors:

10.D1a Installment note (Stevens-Ness form 217) (incorporated by reference to Exhibit 10.D1a to the registrant's Form 10-K for the fiscal year ended October 2, 1998).

10.D1b Promissory note (Stevens-Ness form 216) (incorporated by reference to Exhibit 10.D1b to the registrant's Form 10-K for the fiscal year ended October 2, 1998).

10.D1c Installment note (incorporated by reference to Exhibit 10.D1c to the registrant's Form 10-K for the fiscal year ended October 2, 1998).

10.D1d Renewal note for fixed rate loan (incorporated by reference to Exhibit 10-D1d to the registrant's Form 10-K for the fiscal year ended September 29,
1995).

10.D1e Loan agreement for subsequent notes (incorporated by reference to Exhibit 10.D1e to the registrant's Form 10-K for the fiscal year ended October 2, 1998).

10.D1f Loan agreement (incorporated by reference to Exhibit 10.D1f to the registrant's Form 10-K for the fiscal year ended October 2, 1998).

10.D1g Amendment to installment note and security agreements (incorporated by reference to Exhibit 10-D1i to the registrant's Form 10-K for the fiscal year ended September 29, 1995).

10.D1h Security agreement (Stevens-Ness form 1201) (incorporated by reference to Exhibit 10.D1h to the registrant's Form 10-K for the fiscal year ended October 2, 1998).

10.D1i Purchase money security agreement (Stevens-Ness form 1202) (incorporated by reference to Exhibit 10.D1i to the registrant's Form 10-K for the fiscal year ended October 2, 1998).

10.D1j Security agreement for equipment (Stevens-Ness form 1203) (incorporated by reference to Exhibit 10.D1j to the registrant's Form 10-K for the fiscal year ended October 2, 1998).

10.D1k Inventory loan and security agreement (Stevens-Ness form 1206) (incorporated by reference to Exhibit 10.D1k to the registrant's Form 10-K for the fiscal year ended October 2, 1998).

10.D1l Security agreement (Equipment and Inventory) (incorporated by reference to Exhibit 10.D1l to the registrant's Form 10-K for the fiscal year ended October 2, 1998).

10.D1m Security agreement for subsequent notes (Equipment and Inventory) (incorporated by reference to Exhibit 10.D1m to the registrant's Form 10-K for the fiscal year ended October 2, 1998).

         Pursuant to Instruction 2 to Item 601 of Regulation S-K, the registrant has filed the forms listed above in lieu of filing each copy executed in connection with loans to directors. A schedule showing the principal amount and interest rate of each director loan at October 2, 1998, appears in Item 13 of this Form 10-K. The registrant agrees to furnish a copy of any omitted loan document to the Securities and Exchange Commission upon request.

10.D2 Typical form of residual stock redemption note executed in connection with redemption of common stock from members (incorporated by reference to Exhibit 10.D2 to the registrant's Form 10-K for the fiscal year ended October 2, 1998).

         Pursuant to Instruction 2 to Item 601 of Regulation S-K, the registrant has filed the form listed above in lieu of filing each copy executed in transactions with directors. The registrant agrees to furnish a copy of any omitted document to the Securities and Exchange Commission upon request.

10.E1* Transition Agreement between the registrant and Alan C. Jones dated May 1997.

10.E2* Executive Compensation Agreement between the registrant and Charles E. Carlbom dated July 1, 1997.

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

10.F3 Copy of sublease agreement for Portland store dated July 30, 1997, between the registrant and a corporation in which Robert A. Lamb, a director of the registrant, has an interest (incorporated by reference to Exhibit 10.F3 to the registrant's Form 10-K for the fiscal year ended October 2, 1998).

10.F4 Copy of sublease agreement for equipment located at Wilsonville store dated June 25, 1991, between the registrant and a partnership in which Robert A. Lamb, a director of the registrant, is a partner (incorporated by reference to Exhibit 10.F4 to the registrant's Form 10-K for the fiscal year ended October 2,
1998).

10.G Copy of sublease agreement for Tigard store dated August 28, 1991, between the registrant and a corporation in which Gaylon G. Baese, a director of the registrant, has an interest (incorporated by reference to Exhibit 10.G to the registrant's Form 10-K for the fiscal year ended October 2, 1998).

10.H1 Copy of sublease agreement for Eugene store dated October 27, 1991, between the registrant and a corporation in which Richard L. Wright, a director of the registrant, has an interest (incorporated by reference to Exhibit 10.H1 to the registrant's Form 10-K for the fiscal year ended October 2, 1998).

10.H2 Copy of sublease agreement for Cottage Grove store dated October 27, 1990, between the registrant and a corporation in which Richard L. Wright, a director of the registrant, has an interest (incorporated by reference to Exhibit 10.H2 to the registrant's Form 10-K for the fiscal year ended October 2, 1998).

10.H3 Copy of sublease agreement for Albany store dated February 1, 1994, between the registrant and a corporation in which Richard L. Wright, a director of the registrant, has an interest (incorporated by reference to Exhibit 10.H3 to the registrant's Form 10-K for the fiscal year ended October 2, 1998).

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

10.I5 Copy of Agreement for Purchase and Sale and Escrow Instructions dated September 17, 1997, between the registrant and C & K Market, Inc., an affiliate of Nidiffer (incorporated by reference to Exhibit 10.I5 to the registrant's Form 10-K for the fiscal year ended October 2, 1998).

10.I6 Stock Purchase Agreement dated November 17, 1997, by and among the registrant and C & K Market, an affiliate of Nidiffer (incorporated by reference to Exhibit 10.I6 to the registrant's Form 10-K for the fiscal year ended October 2, 1998).

12    Statement of Computation of Ratio of Adjusted Income to Fixed Charges.

21    Subsidiaries of the registrant.

27    Financial Data Schedule.

* Denotes management contract or compensatory plan or arrangement.