Form 10-K/A
period 1998-10-02
UNITED GROCERS INC /OR/
filed 1999-09-20
CIK 225966

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                          AMENDMENT NO. 1 TO FORM 10-K
                                 (FORM 10-K/A )

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

     Documents incorporated by reference: None.

                                EXPLANATORY NOTE


     United Grocers, Inc.'s financial statements for the fiscal year 1996 have been restated. For information relating to the restatement and United Grocers, Inc.'s Forms 10-K and Forms 10-Q for the fiscal years 1991 to 1996 and its Forms 10-Q for the interim periods of fiscal years 1996 and 1997, see United Grocers, Inc.'s Form 8-K dated September 20, 1999.

     Pursuant to Rule 12b-15, promulgated under the Securities Exchange Act of 1934, the registrant amends each of the following Items of its Annual Report on Form 10-K for the year ended October 2, 1998, so that, as amended, such Items read as set forth herein:

     Part II

           Item 6.  Selected Financial Data
           Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
           Item 8.  Financial Statements and Supplementary Data
           Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Part III

           Item 11. Executive Compensation
           Item 13. Certain Relationships and Related Transactions

     Part IV

           Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Item 6.  Selected Financial Data

The "Statement of Operations" and "Balance Sheet" data for fiscal years 1996, 1997 and 1998 in the five-year period ended October 2, 1998 have been derived from the audited consolidated financial statements of United. The "Statement of Operations" and "Balance Sheet" data for fiscal years 1994 and 1995 in the five-year period ended October 2, 1998 have been derived from the audited financial statements of United, as adjusted for the effect of the restatement described in Note 2 to the consolidated financial statements included herein.

The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of United (including the Notes thereto):

(In thousands, except book value per share and operating data)

                                                       Fiscal Year
                                                       -----------
                                 1994         1995         1996         1997          1998
                                 ----         ----         ----         ----          ----
                              (Unaudited)  (Unaudited) (Restated)(1)
Statement of Operations Data
Net sales................       $935,432     $995,453  $1,280,453    $1,306,602    $1,175,279
Operating income (loss) (2)       16,244       20,340       9,948       (1,668)         1,327
Patronage dividends......          8,730        8,350       4,000             0             0
Net earnings (loss)......          2,044        3,685     (5,569)       (8,660)        19,760
Balance Sheet Data
Working capital..........       $ 45,678     $ 53,264    $ 56,329     $ 107,213      $ 31,152
Total assets.............        307,255      323,209     379,264       365,427       233,642
Long-term notes payable..        114,669      115,624     143,134       187,995        74,434
Members' equity..........         28,114       32,352      25,733        14,651        31,343
----------

(1) See Note 2 to Notes to Consolidated Financial Statements of United.
(2) Operating income is comprised of net sales less costs and expenses and members' allowances.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Fiscal 1998 was a year of major changes for United. These changes were a result of United's decision to increase the emphasis on the "core" business activity, grocery product distribution. The result of these changes on the financial statements is to make some of the results of operations and balance sheet items less comparable when reviewing years side by side. The effect of these changes on the financial statements will be described as part of this discussion in the appropriate sections.

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

The sale was completed on July 8, 1998 to Orion Capital Corporation. Net proceeds from the sale of the stock of United's insurance subsidiary totaled approximately $36 million, resulting in a pre-tax gain of approximately $5.4 million, which was recorded in the fourth quarter of fiscal 1998, and is shown on the Consolidated Statements of Operations following the heading "Gain on disposal of insurance segment." Proceeds from the sale were used to reduce United's long-term debt.

The following is a summary of the assets and liabilities of the insurance segment as of July 3, 1998:

Assets:
Investments........................................            $45,993,000
Receivables and other current assets...............             28,646,000
Long-term assets...................................                733,000
                                                                   -------
                                                                75,372,000
Liabilities:
Insurance reserves supported by investments........             27,762,000
Accounts payable and other current liabilities.....             16,393,000
                                                                ----------

Net investment in insurance segment................            $31,217,000
                                                               ===========

The sale of the insurance segment is estimated to have a positive effect on the income of United during fiscal year 1999. In fiscal 1999, United estimates that there will be a decline in operating income of $3.0 million which will be offset by a reduction of interest expense related to the reduction in debt levels of $3.1 million. United estimates that sales will decline approximately $23.9 million in fiscal year 1999 as a result of the sale of the insurance segment.

Sale of Retail Operations

On May 1, 1998, United completed the sale of its Rich and Rhine, Inc. subsidiary to Kero Corporation. The purchase price consisted of $3.5 million in cash, plus a promissory note of approximately $1.4 million. The promissory note is collateralized by a pledge of the common stock of the buyer.

On May 15, 1998, United completed the sale of its Cash & Carry division to Smart & Final, Inc. The gross sales proceeds consisted of $42.5 million in cash, plus a $17.5 million, 5-year unsecured note. The gain is shown on the "Gain on sale of Cash & Carry division" line of the Consolidated Statements of Operations.

In connection with the sale of its Cash & Carry division, United entered into a five-year supply agreement with Smart & Final, Inc.

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

Area -1-- The Infrastructure area consists of hardware and operating system software. Updating in this area is on schedule and United estimates that approximately 90 percent of the items identified in this area had been completed as of November 21, 1998. The testing phase is ongoing as the remaining items are corrected or replaced.

All infrastructure item tasks are expected to be completed by March 31, 1999.

Area 2--The Application Software area consists of conversion of software that is not Year 2000 compliant, and where available, the replacement of such software from the vendor. United has engaged Applied Decisions USA, Inc. to assist in project management, and in conversion and testing of certain non-compliant application software code.

United estimates that the conversion phase was 95 percent complete as of November 21, 1998 and full conversion will be completed by March 31, 1999. The testing phase is progressing in an organized fashion as the software is repaired or replaced. The testing is ongoing.

United uses software from The Armature Company for warehousing and purchasing functions. "Year 2000" compliant software installation was completed on November 21, 1998.

Area 3--The Third Party Suppliers area includes the identification and prioritizing of critical suppliers, financial institutions, and utilities, and communicating with them about their plans and progress in addressing the Year 2000 issue. United has identified and contacted 4,324 suppliers requesting information on their plans and progress on the Year 2000 issue. As of December 4, 1998, United had received a response from 69 percent of the identified suppliers. Responses from the identified suppliers indicate progress in addressing the Year 2000 issue, with a majority of the responses expecting full compliance by September 30, 1999. United has a follow-up plan in place scheduled through the remainder of 1999. Contingency planning in this area is scheduled to begin in January 1999, with the completed plan in place by June 30,1999.

Area 4-- The Process Control and Instrumentation area consists of identification and prioritization of hardware and software associated with embedded chips used in operation of all facilities of United. United has identified and corrected 80 percent of the identified items. The remaining 20 percent will be completed by September 30, 1999. Contingency planning in this area is scheduled to begin in January 1999 and completed by September 30, 1999.

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

On November 21, 1998 the Inventory, Prioritization, and Assessment phases (phases A, B and C) of the Project were declared completed.

Phase D--Material items are those identified by United that affect the ability of United to perform its core business functions that support United's customer base, or affect revenues. All material items have been repaired or replaced as of December 31, 1998.

Phase E--Full systems testing commenced in January 1999, and completion is expected by June 30, 1999. Vendor software upgrades continue on schedule.

Phase F--Contingency planning for all areas is ongoing and is expected to be completed by June 30, 1999.

Cost - The estimated cost of the Year 2000 Project is approximately $5.6 million. The total amount expended on the project through December 31, 1998 was $2.7 million, of which approximately $2.5 million related to the cost of conversion or replacement of application software, $150,000 related to the replacement of hardware, and $50,000 related to the cost of identifying and communicating with Third Party Suppliers. The estimated future cost of completing the Year 2000 Project is estimated to be $2.9 million - $2.8 million for replacement of software and related hardware, and $100,000 to identify and communicate with Third Party Suppliers, and to repair or replace embedded systems.

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

Year ended October 2, 1998 ("1998") compared to year ended October 3, 1997 ("1997")

Results of Operations

Net Sales and Operations. Net sales and operations decreased to $1,175.3 million from $1,306.6 million in 1997, a decline of 10.1%. Income from continuing operations before members' allowances and income taxes increased $46.6 million to $35.3 million (3.0% of net sales). This compares to a loss of $11.3 million (0.9% of net sales) in 1997.

During 1998, $131.3 million, or 100%, of the decrease in net sales and operations was attributable to the distribution segment. The distribution segment experienced a decline in sales of $50.7 million due to the elimination of certain unprofitable accounts. United has a supply agreement with the purchaser of the Cash & Carry operations and does not expect any reduction of sales volume during fiscal 1999 related to the sale of the Cash & Carry division. In 1998, United had increased profits within its distribution segment from one time gains on sales of its Cash & Carry division and other businesses and properties, and lower operating losses at United-owned retail stores. These profit gains were partially offset by increased operating expenses of approximately $17.0 million in the distribution segment due to cost inflation and system integration activities.

Gross Operating Income. Gross operating income (net sales less cost of sales and member allowances) decreased to $145.9 million (12.4% of net sales) in 1998 from $162.6 million (12.4% of net sales) in 1997. The decline in gross operating income is consistent with the decline in net sales discussed above. During 1999, United expects gross operating income to decline slightly as the sales from the former Cash & Carry division are reported at a wholesale level, which is lower than the retail sale level, which was used through the time of sale of the division.

Operating, Selling and Administrative Expenses. In 1998, operating, selling, and administrative expenses decreased $18.5 million to $134.2 million (11.4% of net sales). In 1997, these expenses were $152.7 million (11.7% of net sales). The dispositions of the insurance segment and the retail operations are expected to have a negligible effect on these expenses in fiscal 1999.

The components of these expenses are summarized below:

                                                              Percent of
                                                            Net Sales and
                                                              Operations
                                                              ----------
                                                          1998          1997
                                                          ----          ----
         Salaries and wages.........................      6.3%          6.0%
         Rents, maintenance and repairs.............      2.0           2.0
         Taxes, other than income...................      0.8           0.8
         Utilities, supplies and services...........      1.0           1.1
         Other expenses.............................      1.1           1.0
         Provisions for doubtful accounts...........      0.2           0.8
                                                          ---           ---
                  Total.............................     11.4%         11.7%
                                                         ====          ====


During 1998, total operating, selling, and administrative expenses decreased approximately $10.6 milliondue to lower unit volume in the distribution segments.

The provision for doubtful accounts was $2.4 million (0.2% of net sales) in 1998. This compares to $10.8 million (0.8% of net sales) in 1997. The decrease in the provision from 1997 to 1998 relates to one-time adjustments recorded in fiscal 1997 to the reserve for uncollectible accounts.

Interest expense decreased $2.7 million to $13.6 million (1.2% of net sales) in 1998. This decrease was due to lower debt levels associated with sales of assets and the insurance segment and reduced inventory levels.

Net income from continuing operations before income taxes was $21.2 million compared to a loss of $21.6 million in 1997. The increase is due to the gain on sale of the Cash & Carry Division of $29.0 million, a $2.7 million decrease in interest expense and a gain on the disposition of assets of $2.2 million in 1998 as compared to a loss of $5.2 million in 1997.

Discontinued operations include net income from the operations of the insurance segment, which decreased from $2.5 million in 1997 to $1.4 million in 1998, due to the sale of the insurance operations in July 1998. In addition, a $3.4 million net gain was realized in 1998 as a result of the sale.

In 1998, United recognized $1.7 million, net of income taxes of $1.2 million, as the cumulative effect on prior years of changing the method of amortizing the unrecognized net gain on United's defined benefit pension plan. This change was recorded in the fourth quarter of fiscal 1998 in connection with United's decision to utilize a 3-year amortization of the unrecognized gain, versus the minimum allowed under generally accepted accounting principles. United believes the change more currently recognizes the effects of changes in the actuarial assumptions and differences between the assumptions used and the actual experience. The effect of this change on 1998 results of operations was to increase net income before cumulative effect of change in accounting principles by $996,000.

Net income was $19.8 million (1.7% of net sales) in 1998, an increase of $28.4 million from a loss of $8.7 million (0.7% of net sales) in 1997.

The effective income tax rate changed from a 50.4% benefit in 1997 to a 37.8% provision in 1998. The higher effective rate in 1997 was due to the reversal of a valuation allowance in 1997, due to the implementation of a tax planning strategy.

Liquidity and Capital Resources

Cash Flows From Operating Activities. In 1998, United used $13.5 million in cash in its operating activities. A decrease in accounts payable partially offset by a decrease in inventory were the major factors involved. In 1997, United was provided $12.9 million from operating activities. The major components were loss on disposition of assets and increase in accounts payable.

Cash Flows From Investing Activities. In 1998, United was provided $88.2 million from its investing activities, with the sale of business units, investments and other assets being the biggest factors. In 1997, United used $1.9 million in investing, with the proceeds of asset sales being offset with purchases of property, plant and equipment.

Cash Flows From Financing Activities. In 1998, United used $83.7 million in its financing activities. Repayments of debt in 1998 totaled $82.6 million, $64.8 million of which was repaid using proceeds from sales of the insurance segment and Cash & Carry division. In 1997, United used $17.3 million in similar efforts.

Capital Resources. In 1998, United's working capital decreased $76.1 million from $107.2 million at October 3, 1997 to $31.2 million at October 2, 1998. The reasons for the decrease were the sale of the insurance segment and the Cash & Carry division, the proceeds from which were used to reduce debt, and the reclassification of an additional $31.0 million of long-term debt as notes payable under current liabilities.

As of October 2, 1998, United had $36.1 million in unused credit lines available. Amounts available under the Company's credit facilities are subject to reduction by the lender being permitted to establish availability reserves based upon certain events, conditions, contingencies or risks which it may in good faith determine.

At October 2, 1998, United was in compliance with all financial covenants with its lenders.

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

The components of these expenses are summarized below:

                                                              Percent of
                                                            Net Sales and
                                                              Operations
                                                              ----------
                                                          1998          1997
                                                          ----          ----
         Salaries and wages.........................      6.0%          5.5%
         Rents, maintenance and repairs.............      2.0           1.3
         Taxes, other than income...................      0.8           0.9
         Utilities, supplies and services...........      1.1           1.2
         Other expenses.............................      1.0           1.1
         Provisions for doubtful accounts...........      0.8           0.6
                                                          ---           ---
                  Total.............................     11.7%         10.6%
                                                         ====          ====

During 1997 the operating, selling, and administrative expenses increased due to increases in the provision for doubtful accounts of $3.5 million, increases in salaries and wages of $8.1 million and increases in rents, maintenance and repairs of $6.0 million.

The provision for doubtful accounts was $10.8 million (0.8% of net sales) in 1997. This compares to $7.3 million (0.6% of net sales) in 1996. The increase in the provision relates to additional adjustments of $3.5 million recorded in fiscal 1997 to reserve for uncollectible accounts.

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

In 1996, United recorded a valuation allowance which resulted in no income tax benefit. In 1997 the valuation allowance was reversed due to the implementation of a tax planning strategy and a tax benefit of $10.5 million was recognized.

Net loss was $8.7 million (0.7% of net sales) in 1997 and $5.6 million (0.4% of net sales) in 1996. The net loss in 1997 increased due to the changes noted above for net income from continuing operations affected by the increased tax benefit.

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

Cash Flows From Financing Activities. In 1997, United used $17.3 million in its financing activities, including $15.2 for the net repayment of notes payable. In 1996, United was provided with $37.5 million from financing activities, including $39.4 million provided by net increases in notes payable, which was offset by $1.9 million, net, used in repurchasing common stock.

Recent Accounting Pronouncements

During the first quarter of 1998, United adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes requirements for disclosure of comprehensive income. The objective of SFAS No. 130 is to report a measure of all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income did not differ significantly from reported net income in the period presented.

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

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits." This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. The statement is effective for fiscal years beginning after

December 15, 1997, but is not required to be presented in interim financial information in the year of adoption.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheets as either an asset or liability measured at its fair market value. SFAS No. 133 also requires that changes in the derivative instrument's fair market value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000.

United's management has studied the implications of SFAS Nos. 131 and 132, and based on the initial evaluation, expects the adoption to have no impact on United's financial condition or results of operations, but will require revised disclosures when the respective statements become effective. United's management has studied the implications of SFAS No. 133 and based on the initial evaluation, expects the adoption to have no impact on United's financial condition or the results of operations.

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

Item 11.  Executive Compensation

Summary Compensation Table

The following table shows the compensation, during each of the fiscal years in the three year period ended October 2, 1998, earned by the chief executive officer and the four most highly compensated executive officers of United whose total annual salary and bonus for any such year exceeded $100,000. The table excludes individuals who were not officers at fiscal year end but includes individuals who served as chief executive officer at any time during fiscal 1998. United does not provide long term compensation to its executive officers other than retirement benefits, as discussed below.

                                                                Annual Compensation
                                                                                                       All Other
    Name of Individual and Principal Position          Year         Salary            Bonus         Compensation(1)
    -----------------------------------------          ----         ------            -----         ---------------
Charles E. Carlbom..........................        1998           $180,000         $200,000              $2,908
   President, Secretary,                            1997             55,385              -0-                 -0-
   Treasurer and Chief Executive Officer            1996(2)             -0-              -0-                 -0-

Terrence W. Olsen...........................        1998            150,000           25,000               3,462
   Executive Vice President and Chief               1997             11,077              -0-                 -0-
   Operating Officer                                1996(2)             -0-              -0-                 -0-

Mark Tweedie                                        1998            120,000           18,067                 -0-
   Chief Financial Officer and Vice                 1997             79,644              -0-                 -0-
   President                                        1996(2)             -0-              -0-                 -0-

Ron McKillip................................        1998            122,692              -0-               2,213
   Vice President/Distribution                      1997             34,615              -0-               1,131
   Operations                                       1996(2)             -0-              -0-                 -0-

Keith A. Miller                                     1998            100,154           18,067               2,328
   Vice President/Business Strategy                 1997             96,575              -0-               1,871
                                                    1996             94,962           20,000               2,020

Paula Anctil................................        1998            114,385              -0-               1,917
   Senior Vice President                            1997             92,111              -0-                 -0-
                                                    1996             43,077           12,000                 840

Alan Jones(3)...............................        1998                -0-              -0-             325,877
   Former Secretary                                 1997            229,200              -0-             119,457
   Treasurer and Chief                              1996            268,676           60,000              37,228
   Executive Officer

(1) Includes amounts paid pursuant to programs generally available to employees of United, including 401(k) matching contributions. Also includes $43,700 paid in 1998, $43,700 paid in 1997, and $30,000 paid in 1996 for the benefit of Mr. Jones as insurance benefits. United provides Mr. Jones with a company car and provided him with a social membership at a local golf club through 1997. See note (3) below.

(2)  Was not employed by United during the fiscal year.

(3) Mr. Jones' employment terminated in July 1997. He received payments in the amount of $275,000 in 1998 and $45,000 in 1997 pursuant to the severance provisions of an employment contract in place at the time his employment ceased, which amounts are included under "All Other Compensation" above. Beginning October 3, 1998, United is obligated to pay Mr. Jones approximately $137,500 per year through February 2004, plus certain insurance benefits.

Retirement Plan

United's retirement plan is an actuarially funded defined benefit plan. The following table shows the estimated annual benefits payable upon retirement (assuming normal retirement at age 65) for employees at specified annual salary levels (based upon the highest average of five consecutive years) with various years of service.

                                                Years of Service(1)
                -----------------------------------------------------------------------------------
   Annual
Remuneration      10              15             20             25              30             35
------------
 $ 50,000       $7,432         $11,148        $14,863        $18,579        $22,395         $26,011
   75,000       12,057          18,085         24,113         30,142         36,170          42,198
  100,000       16,682          25,022         33,363         41,704         50,045          58,386
  125,000       21,306          31,960         42,613         53,267         63,920          74,573
  150,000       25,932          38,898         51,863         64,829         77,795          90,791

         (1) Under the present terms of United's retirement plan, the maximum salary level and number of years of service considered for the purposes of determining benefits are $150,000 and 35 years, respectively.

The number of years of service under the plan for the officers listed above is as follows:

                                                                  Years of
                  Name                                             Service
                  ----                                             -------
         Charles E. Carlbom ............................              2
         Terrence W. Olsen .............................              2
         Mark Tweedie ..................................              2
         Ron McKillip ..................................              2
         Keith A. Miller ...............................             10
         Paula Anctil ..................................              3

The amount of compensation used in the calculation of pension benefits for all officers is the dollar amount shown above, subject to plan limitations. Amounts payable under the plan are not subject to deduction for social security or other offset amounts.

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

In the ordinary course of business, United enters into prime leases and subleases property to qualified members. United presently is a party to subleases with entities affiliated with Richard L. Wright and Gaylon Baese, directors of United, and Robert Lamb, a former director of United. At October 2, 1998, monthly payments due pursuant to the subleases were $62,903, $20,625 and $95,452, respectively.

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

Certain Business Relationships

During fiscal year 1998, RAF, LLC, a company controlled by Wright's Foodliner, Inc. and United, purchased groceries and other products in the ordinary course of business from United in the amount of $2,933,180. The terms of sale for these products were identical to terms offered to all members of United. United owns a 94% equity interest in RAF, LLC. Wright's Foodliner, Inc. is controlled by Richard L. Wright, a director of United.

Indebtedness of Management

The following directors, officers, or related persons or entities were indebted to United during the fiscal year ended October 2, 1998 as follows:



                       Largest aggregate amount of debt
                        outstanding during year ended         Balance at          Rate of
  Name of Debtor                October 2, 1998            November 30, 1998      Interest
  --------------                ---------------            -----------------      --------
Lambko, LLC*                        $184,000                    $156,328           Variable,
Robert Lamb,                                                                       prime plus
Former Director                                                                    2%

* Robert Lamb, a former director of United who served during fiscal year 1998, controls Lambko, LLC.

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

United has entered into various agreements under which it sells certain of its notes receivable from members, including directors, subject to limited recourse provisions. These notes are collateralized by real and personal property, securities and guaranties. United is currently subject to limited recourse liability on two loans owed by Peter O'Neal to National Consumer Cooperative Bank. The balance of the loans as of January 20, 1999 was $1,074,554.
Peter O'Neal is a director of United.

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

3. Exhibits. The Exhibit Index of United's Annual Report on Form 10-K for the fiscal year ended October 2, 1998, filed on January 20, 1999, which lists the exhibits that are filed as part of this report is incorporated by reference, except for the following changes:

     The following additional exhibits are filed as part of this report:

         Exhibit 16. Letter regarding change in certifying accountant (incorporated by reference to Exhibit 16 to the registrant's Form 8-K filed on June 24, 1997).

     The following exhibit (filed as part of this report) replaces Exhibits 4.D1, 4.D2 and 4.D3 contained in United's Annual Report on Form 10-K for the fiscal year ended October 2, 1998, filed on January 20, 1999:

         Exhibit 4.D1. Amended and Restated Loan Purchase Agreement (Existing Program) among United Resources, Inc., the registrant and National Consumer Cooperative Bank dated January 30, 1998.

     The following exhibit (filed as part of this report) replaces Exhibit 4.D4 contained in United's Annual Report on Form 10-K for the fiscal year ended October 2, 1998, filed on January 20, 1999:

         Exhibit 4.D2. Amended and Restated Loan Purchase Agreement (Holdback Program) among United Resources, Inc., the registrant and National Consumer Cooperative Bank dated January 30, 1998.


(b) Reports on Form 8-K        None.

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants.............................................................. F-2
Consolidated Balance Sheets at October 3, 1997 and October 2, 1998............................. F-3
Consolidated Statements of Operations for the years ended September 27, 1996 (as restated),
     October 3, 1997 and October 2, 1998 ...................................................... F-4
Consolidated Statements of Members' Equity for the years ended September 7, 1996 (as restated), October 3, 1997 and October 2, 1998............................................ F-5
Consolidated Statements of Cash Flows for the years ended September 27, 1996 (as restated), October 3, 1997 and October 2, 1998............................................ F-6
Notes to Consolidated Financial Statements..................................................... F-7

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
United Grocers, Inc.

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, members' equity and cash flows, present fairly, in all material respects, the financial position of United Grocers, Inc. and Subsidiaries (United) at October 3, 1997 and October 2, 1998, and the results of their operations and their cash flows for each of the three years in the period ended October 2, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of United's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         As discussed in Note 1 to the consolidated financial statements, during the year ended October 2, 1998, United changed its method of amortizing the unrecognized gains and losses in connection with its defined benefit plan.

         As discussed in Note 2 to the consolidated financial statements, results of operations for the year ended September 27, 1996 and members' equity as of September 29, 1995 and September 27, 1996 have been restated.

/s/PricewaterhouseCoopers LLP

Portland, Oregon
April 30, 1999

United Grocers, Inc. and Subsidiaries

Consolidated Balance Sheets
(dollars in thousands, except share data)

                                                                     October 3,      October 2,
                                                                        1997            1998
                                                                        ----            ----

                                    ASSETS
Current assets:
       Cash and cash equivalents ................................      $ 10,223           $ 1,294
       Investments restricted or maintained for insurance
       reserves .................................................        51,513                --
       Accounts and notes receivable, net .......................        78,537            67,269
       Inventories ..............................................       102,333            68,898
       Other current assets .....................................         7,037             5,115
       Deferred income taxes ....................................         8,147             1,526
                                                                       --------          --------
              Total current assets ..............................       257,790           144,102
Notes receivable, net ...........................................        16,498            29,201
Investments in affiliated companies..............................         6,971             3,360
Other receivables................................................         4,837             3,033
Deferred income taxes............................................           553                --
Other assets, net                                                        17,335            16,032
Property, plant and equipment, net...............................        61,443            37,914
                                                                       --------          --------
                                                                       $365,427          $233,642
                                                                       ========          ========

                        LIABILITIES AND MEMBERS' EQUITY
Current liabilities
       Notes payable, current portion ...........................      $ 10,191          $ 41,159
       Accounts payable..........................................        97,587            59,676
       Insurance reserves .......................................        26,356                --
       Compensation and taxes payable............................         8,328             6,335
       Other current liabilities.................................         8,115             5,780
                                                                       --------          --------
              Total current liabilities .........................       150,577           112,950
Notes payable, net of current portion............................       187,995            74,434
Deferred gains on sale-leaseback transactions....................         3,650             1,257
Deferred income taxes............................................            --             2,233
Other liabilities................................................         7,434             7,520
                                                                       --------          --------
              Total liabilities..................................       349,656           198,394
                                                                       --------          --------
Commitments and contingencies
Redeemable members' equity.......................................         1,120             3,905
                                                                       --------          --------
Members' equity:
       Common stock--authorized, 10,000,000 shares at $5.00
         par value; issued and outstanding, 586,834 and 523,955
         shares, respectively ...................................         2,934             2,620
       Additional paid-in capital................................        22,886            20,394
       Retained earnings (accumulated deficit) ..................      (11,431)             8,329
       Unrealized gain on investments............................           262                --
                                                                       --------          --------
              Total members' equity..............................        14,651            31,343
                                                                       --------          --------
                                                                       $365,427          $233,642
                                                                       ========          ========

The accompanying notes are an integral part of the consolidated financial statements.

United Grocers, Inc. and Subsidiaries

Consolidated Statements of Operations
(dollars in thousands)


                                                                  Years Ended
                                                                  -----------
                                                  September 27,
                                                      1996          October 3,     October 2,
                                                   (Restated)          1997           1998
                                                   ----------          ----           ----
Net sales and operations.......................       $1,280,453      $1,306,602    $1,175,279
                                                      ----------      ----------    ----------
Costs and expenses:
   Cost of sales...............................        1,115,735       1,133,690     1,015,268
   Operating expenses..........................          119,785         130,323       114,595
   Selling and administrative expenses.........           15,365          22,425        19,565
   Depreciation and amortization                           8,015          11,483        10,416
                                                      ----------      ----------    ----------
                                                       1,258,900       1,297,921     1,159,844
                                                       ---------       ---------     ---------
Other income (expense):
   Interest expense............................         (14,825)        (16,307)      (13,585)
   Interest income.............................              828             733         2,206
   Gain on sale of Cash & Carry division.......               --              --        29,033
   Gain (loss) on write-down or disposition of assets,
   net.........................................               --         (4,385)         2,213
                                                        (13,997)        (19,959)        19,867
                                                       ---------       ---------     ---------

     Income (loss) from continuing operations before
     members' allowances, members' patronage
     dividends, cumulative effect on prior years of a
     change in accounting principle and income taxes       7,556        (11,278)        35,302
Members' allowances............................         (11,605)        (10,349)      (14,108)
Members' patronage dividends...................          (4,000)             ---           ---
                                                       ---------       ---------     ---------
     Income (loss) from continuing operations
     before cumulative effect on prior years
     of a change in accounting principle and             (8,049)        (21,627)        21,194
     income taxes..............................
Income tax benefit (provision).................              ---          10,466       (7,939)
                                                       ---------       ---------     ---------
     Net income (loss) from continuing
     operations, before cumulative effect of a
     change in accounting principle............          (8,049)        (11,161)        13,255
Discontinued operations:

   Income from operations of insurance segment             2,480
   (less income taxes of $0, $1,666 and $903,                              2,501         1,355
   respectively)...............................
   Gain on disposal of insurance segment (less
   income taxes of $2,000 for 1998)............              ---             ---         3,403
                                                       ---------       ---------     ---------
     Net income (loss) before cumulative
     effect of a change in accounting principle          (5,569)         (8,660)        18,013

Cumulative effect on prior years (to October 3, 1997)
of changing methods of amortizing the unrecognized
net gain in the Company's defined benefit pension
plan (less income taxes of $1,165 for 1998)                  ---             ---         1,747
                                                       ---------       ---------     ---------
     Net income (loss).........................         $(5,569)       $ (8,660)       $19,760
                                                        ========       =========       =======
     Pro forma net income (loss), assuming the
     new amortization method is applied retroactively  $ (4,877)       $ (8,342)       $18,013
                                                       =========       =========       =======


The accompanying notes are an integral part of the consolidated financial statements.

United Grocers, Inc. and Subsidiaries

Consolidated Statements of Members' Equity
(dollars in thousands, except for share data)


                                                         Common                     Retained
                                                 Stock                  Additional  Earnings    Unrealized
                                                 Shares                 Paid-in    (Accumulated Gain on
                                                  Amount                 Capital    Deficit)    Investments   Total
                                                 --------    -------    -------    --------      -------    --------
Balance, September 29, 1995 (restated)......      655,663     $3,278    $23,957    $  4,918      $  199     $32,352
Common stock issued.........................       18,724         94      1,059        ---          ---       1,153
Repurchase of common stock..................      (48,936)      (245)    (1,527)    (1,232)         ---      (3,004)
Patronage dividends.........................       13,000         65        735        ---          ---         800
Net loss (restated).........................          ---        ---        ---     (5,569)         ---      (5,569)
Changes in unrealized gains on investments..          ---        ---        ---        ---            1           1
                                                 --------    -------    -------    --------      -------    --------
Balance, September 27, 1996 (restated)            638,451      3,192     24,224     (1,883)         200      25,733
Common stock issued.........................       13,775         69        780        ---          ---         849
Repurchase of common stock..................      (34,609)      (173)    (1,152)      (888)         ---      (2,213)
Redemptions pending.........................      (30,783)      (154)      (966)       ---          ---      (1,120)
Net loss....................................          ---        ---        ---     (8,660)         ---      (8,660)
Change in unrealized gain on investments....          ---        ---        ---        ---           62
                                                 --------    -------    -------    --------      -------    --------
Balance, October 3, 1997....................      586,834      2,934     22,886    (11,431)         262      14,651
Repurchase of common stock..................         (577)        (3)       (18)       ---          ---         (21)
Redemptions pending.........................      (62,302)      (311)    (2,474)       ---          ---      (2,785)
Net income..................................          ---        ---        ---     19,760          ---      19,760
Change in unrealized gain on investments....          ---        ---        ---        ---         (262)       (262)
                                                 -------     -------    -------    ----------   --------    -------
Balance, October 2, 1998....................      523,955     $2,620    $20,394     $8,329         $---     $31,343
                                                  =======     ======    =======     ======         ====     =======

The accompanying notes are an integral part of the consolidated financial statements.

United Grocers, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(dollars in thousands)

                                                                              Years Ended
                                                               --------------------------------------
                                                                September
                                                                27, 1996     October 3,    October 2,
                                                               (Restated)       1997          1998
                                                               ----------       ----          ----
Cash flows from operating activities:
   Net income (loss)......................................     $   (5,569)  $   (8,660)  $   19,760
   Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
     Depreciation and amortization........................          8,202       11,842       10,522
     Patronage dividends paid in common stock.............            800          ---          ---
     Loss (gain) on write-down or disposition of assets...             --        4,385       (2,213)
     Gain on disposal of discontinued operations..........             --          ---       (5,403)
     Gain on sale of Cash & Carry division................             --          ---      (29,033)
     Equity in earnings of affiliated companies...........           (568)        (107)         (41)
     Deferred income taxes................................            ---       (8,700)       9,407
     Changes in assets and liabilities:
       Accounts receivable................................          4,731       (2,133)      (6,932)
       Inventories........................................         (2,631)       2,312        7,900
       Other assets.......................................          1,354          (96)      (1,731)
       Accounts payable...................................          8,902       14,864      (11,465)
       Insurance reserves.................................           (397)      (3,206)       1,406
       Compensation and taxes payable.....................            403        3,306       (1,850)
       Other liabilities..................................            791       (1,117)      (1,418)
       Members' patronage payable.........................         (3,447)      (2,427)         ---
       Deferred gains on sale leaseback transactions......            ---        2,650       (2,393)
                                                               ----------   ----------   -----------
     Net cash flows provided by (used in) operating
     activities...........................................         12,571       12,913      (13,484)
                                                               ----------   ----------   -----------
Cash flows from investing activities:
   Loans to members.......................................        (22,512)     (10,396)      (2,416)
   Collections on member loans............................         10,626        4,988        3,798
   Proceeds from sale of member loans.....................         10,549       13,205        2,918
   Sale of investment in affiliated company...............            ---        6,023          ---
   Purchase of investments restricted or maintained for
     insurance reserves...................................        (13,404)     (10,226)      (3,167)
   Sale of investments restricted or maintained for
     insurance reserves...................................          7,385        5,604        8,685
   Investment in affiliated companies.....................           (267)         (48)         ---
   Proceeds from disposition of assets....................          6,884       11,036       18,313
   Purchase of property, plant and equipment..............        (16,231)     (15,607)      (3,677)
   Purchase of other assets...............................         (6,417)      (6,446)      (1,011)
   Acquisition of California operations...................        (23,252)         ---          ---
   Proceeds from sale of discontinued operations, net.....            ---          ---       26,813
   Proceeds from sale of Cash & Carry division............            ---          ---       37,986
                                                               ------------ ------------ -----------
     Net cash flows provided by (used in) investing
     activities                                                   (46,639)      (1,867)      88,242
                                                               ------------ ------------ -----------
Cash flows from financing activities:
   Sale of common stock...................................          1,153           76          ---
   Repurchase of common stock.............................         (3,004)      (2,213)         (21)
   Proceeds from notes payable............................      1,091,567      932,370    1,171,161
   Repayments of notes payable............................     (1,052,183)    (947,566)  (1,253,754)
   Payment of debt issuance costs.........................            ---          ---       (1,073)
                                                               ------------ ------------ -----------
     Net cash flows provided by (used in) financing
       activities.........................................         37,533      (17,333)     (83,687)
                                                               ------------ ------------ -----------
     Net increase (decrease) in cash and cash equivalents           3,465       (6,287)      (8,929)
Cash and cash equivalents, beginning of year..............         13,045       16,510       10,223
                                                               ------------ ------------ -----------
Cash and cash equivalents, end of year....................     $    16,510  $   10,223   $    1,294
                                                               ============ ==========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

United Grocers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.       Operations and Summary of Significant Accounting Policies:

         Organization and Nature of Operations

         United Grocers, Inc. and subsidiaries (United) operates a distribution business primarily in Oregon, Southern Washington and Northern California. The distribution business includes all operations relating to wholesale grocery and related product sales, service department revenues and financing income and fees. Through July 1998, United had an additional operating segment, which included all operations relating to insurance underwriting, commissions and reinsurance, primarily to provide workers' compensation and property-casualty coverage. As discussed in Note 9, the insurance operations were sold in July 1998 and those operations discontinued by United.

         Its member customers own United's stock. Sales to these members accounted for approximately 80%, 56% and 57% of sales from continuing operations for the years ended September 27, 1996, October 3, 1997 and October 2, 1998, respectively.

         Fiscal Year

        United reports on a fiscal year of 52 or 53 weeks, which is the fiscal year of the distribution segment. United's fiscal closing date is the Friday nearest September 30. The fiscal year of the subsidiaries included in the insurance segment ended on September 30.

         Principles of Consolidation

         The consolidated financial statements include the accounts of United Grocers, Inc. and its wholly-owned subsidiaries as follows: Western Passage Express, Inc.; Northwest Process, Inc.; UG Resources, Inc.; United Resources, Inc.; Western Security Services, Ltd.; R&R Liquidating Corporation; and Bergrens Market, Inc. The consolidated financial statements also include: Grocers Insurance Group, Inc.; Grocers Insurance Agency, Inc., UGIC Ltd., Grocers Insurance Company and United Workplace Consultants, Inc. (collectively, the insurance segment) through July 1998 (see Notes 9 and 13); and Rich and Rhine, Inc. through May 1998. All intercompany balances and transactions have been eliminated upon consolidation.

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

United Grocers, Inc. and Subsidiaries

         Reinsurance

         United accounted for reinsurance transactions in accordance with Statement of Financial Accounting Standards (SFAS) No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. SFAS No. 113 requires that transactions relating to reinsurance transactions be reported at gross amounts rather than net amounts. Net premiums earned are reported as net sales and operations while net losses and loss adjustment expenses are reported as cost of sales.

         In the normal course of business, United sought to reduce the losses that may have resulted from catastrophes or other events that would cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. Amounts recoverable from reinsurers were estimated in a manner consistent with the claim liability associated with the reinsured policy. Amounts paid for prospective reinsurance were reported as prepaid reinsurance premiums and amortized over the remaining contract period in proportion to the amount of insurance protection provided.

         Inventories and Cost of Sales

         Inventories are stated at the lower of cost or market. The cost of these inventories is determined under the first-in, first-out (FIFO) method or other methods that approximate FIFO.

         Cost of sales includes primarily the costs of distribution, which include the purchases of product, net of allowances paid and received and the net advertising department margins, plus the handling allowances made to members based upon the cost of servicing their accounts.

         Restricted Assets and Net Assets

         Restricted assets and net assets that could not be transferred to the parent company in the form of loans, advances or cash dividends by the insurance subsidiary without the consent of state insurance agencies as of October 3, 1997 were as follows:

         Restricted cash...........................           $ 401,000
         Investments...............................          18,486,000
                                                            -----------
            Total..................................         $18,887,000
                                                            ===========


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

United Grocers, Inc. and Subsidiaries

         Property, Plant and Equipment

         Property, plant and equipment are stated at cost and include expenditures for new facilities and those that substantially increase the useful lives of the existing plant and equipment. United capitalizes interest when applicable as a component of the cost of significant construction projects. No interest was capitalized for the years ended September 27, 1996, October 3, 1997 and October 2, 1998.

         Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives are generally as follows:

          Buildings and improvements...................       4-75 years
          Warehouse equipment..........................       5-20 years
          Truck equipment..............................        3-8 years
          Office equipment.............................       3-10 years

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

         Debt Classification

         United classifies as current liabilities any line of credit arrangements that contain a subjective acceleration clause and a lock-box arrangement.

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

         Earnings per Common Share

         United's policy is to distribute earnings only in the form of patronage dividends. No dividends have ever been declared on the common stock of United and all earnings not distributed as patronage dividends have been retained. In accordance with generally accepted accounting principles, earnings per share information is not presented because United does not have publicly held common stock.

United Grocers, Inc. and Subsidiaries

         Common Stock

         United's Board of Directors' policy, subject to change without notice, requires United to repurchase on request the number of shares a member owns in excess of 4,000 shares. The excess shares are redeemed in exchange for cash or capital stock residual notes, payable over a five-year period. In fiscal 1998, United's Board of Directors temporarily suspended redemptions of members' capital stock. Future redemptions are at the discretion of the Board of Directors.

         At October 3, 1997 and October 2, 1998, there were 30,783 and 93,085 shares in the amounts of $1,120,000 and $3,905,000, respectively, which have been presented by members for redemption, but which had not yet been redeemed. These shares are included in redeemable members' equity in the accompanying consolidated balance sheet.

         As of October 2, 1998, United holds $111,000 to be used for issuance of 5,400 shares to new members.

         Advertising Costs

         United expenses the costs of advertising the first time the advertising takes place. Advertising expense for the years ended September 27, 1996, October 3, 1997 and October 2, 1998 was $2,593,000, $1,734,000 and $444,000,
respectively, exclusive of costs incurred on behalf of members for which United is reimbursed.

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

         Change in Method of Accounting for Net Periodic Pension Costs

         For the year ended October 2, 1998, United began amortizing its unrecognized net gains and losses in connection with its defined benefit pension plan (see Note 14) over a three-year period. In previous years United used the minimum amortization allowed by SFAS No. 87, Employer's Accounting for Pensions. The new method was adopted to more currently recognize the effects of changes in actuarial assumptions and differences between the assumptions used and the actual experience. The pro forma amounts in the statement of operations have been adjusted for the effect of the retroactive application of the change on operating expenses and related income taxes. The effect of the change on the statement of operations for the year ended October 2, 1998 was to increase net income before the cumulative effect of the change in accounting method by approximately $996,000.

         Transfers and Servicing of Financial Assets

         The Financial Accounting Standards Board (FASB) issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which United adopted in 1997. The Statement provides for standards that are based on consistent application of a financial-

United Grocers, Inc. and Subsidiaries
components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Accordingly, United conformed to the new requirements of SFAS No. 125 for transactions involving the sale of member loans receivable for applicable transactions occurring after December 31, 1996.

         Accounting Pronouncements

         During the first quarter of 1998, United adopted FASB SFAS No. 130, Reporting Comprehensive Income, which establishes requirements for disclosure of comprehensive income. The objective of SFAS No. 130 is to report a measure of all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income did not differ significantly from reported net income or loss in the periods presented.

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

         In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This statement revises employers' disclosures about pension and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. The statement suggests combined formats for presentation of pension and other post-retirement benefit disclosures. The statement is effective for fiscal years beginning after December 15, 1997.

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

         United's management has studied the implications of SFAS Nos. 131 and 132, and based on the initial evaluation, expects the adoption to have no impact on United's financial condition or results of operations, but will require revised disclosures when the respective statements become effective. United's management has studied the implications of SFAS No. 133 and based on the initial evaluation, expects the adoption to have no impact on United's financial condition or results of operations.

United Grocers, Inc. and Subsidiaries

2.  Restatement:

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

                                                                                     Decrease (Increase) In:
                                                                             --------------------------------------
                                                                                                    Members' Equity
                                                                             Fiscal 1996             September 29,
                                                                             Net Income                 1995
                                                                              ------------          -------------
Accruals for losses on lease/sublease arrangements.....................        $(2,258,000)           $11,872,000
Write-off of advertising and other receivables.........................          3,561,000                    ---
Accrual of vendor trust account liabilities............................          1,581,000                    ---
Adjustment of carrying value of used store equipment to net realizable
     value.............................................................          1,309,000                    ---
Income taxes...........................................................            (74,000)            (2,126,000)
Other..................................................................          1,602,000                259,000
                                                                              ------------          -------------
     Net restatement...................................................        $ 5,721,000            $10,005,000
                                                                               ===========            ===========

3.       Investments Restricted or Maintained for Insurance Reserves:

         The amortized costs and estimated fair values of investments in debt securities and other investments at October 3, 1997 are as follows:

                                                                           Gross            Gross
                                                         Amortized       Unrealized      Unrealized
Available-for-sale securities                              Cost            Gains           Losses        Fair Value
-----------------------------                              ----            -----           ------        ----------
U.S. Treasury securities....................            $ 3,512,000       $  103,000    $        ---      $ 3,615,000
Obligations of states, political subdivisions
  and government agencies...................              4,410,000          134,000             ---        4,544,000
Corporate securities........................              1,026,000           25,000             ---        1,051,000
                                                        -----------      -----------    ------------      -----------
     Subtotal...............................              8,948,000          262,000             ---        9,210,000
Common stocks...............................                225,000                              ---          225,000
                                                       ------------    ------------     ------------       ----------
                                                                                 ---
     Total..................................            $ 9,173,000       $  262,000    $        ---      $ 9,435,000
                                                        ===========       ==========    ============      ===========

Held-to-maturity securities
---------------------------
U.S. Treasury securities....................            $16,547,000       $  848,000      $  (42,000)     $17,353,000
Obligations of states, political subdivisions
  and government agencies...................             19,154,000          255,000         (66,000)      19,343,000
Corporate securities........................              5,976,000          141,000         (19,000)       6,098,000
                                                        -----------       ----------      ----------      -----------
     Total..................................            $41,677,000       $1,244,000       $(127,000)     $42,794,000
                                                        ===========       ==========       ==========     ===========

Restricted assets
-----------------
Cash and cash equivalents...................           $    401,000    $               $           ---    $   401,000
                                                       ============    =============   ===============    ===========
                                                                                 ---

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

United Grocers, Inc. and Subsidiaries

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

4.       Accounts and Notes Receivable:

         These consist of amounts due principally from members at the balance sheet date as follows:

                                                                          Year Ended
                                                                          ----------
                                                                 October 3,         October 2,
                                                                    1997               1998
                                                                    ----               ----
Accounts receivable....................................           $69,778,000         $60,503,000
Insurance premiums receivable and related balances.....            14,521,000                 ---
Less allowance for doubtful accounts...................            (7,598,000)         (1,236,000)
                                                                  ------------        ------------
     Net accounts receivable...........................            76,701,000          59,267,000
                                                                  ------------        ------------
Notes receivable, current portion......................             1,977,000           8,002,000
Less allowance for doubtful notes......................              (141,000)                ---
                                                                  ------------        ------------
     Net current notes receivable......................             1,836,000           8,002,000
                                                                  ------------        ------------
     Net accounts and current notes receivable.........           $78,537,000         $67,269,000
                                                                  ============        ============
Notes receivable, non-current portion..................           $18,886,000         $29,515,000
Less allowance for doubtful accounts...................            (2,388,000)           (314,000)
                                                                  ------------        ------------
     Net non-current notes receivable..................           $16,498,000         $29,201,000
                                                                  ============        ============

         During the year ended October 2, 1998, United wrote off approximately $11 million of accounts and notes receivable, and adjusted the related allowance for doubtful accounts, for amounts determined to be uncollectible.

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

          1999........................................            $  8,002,000
          2000........................................               4,349,000
          2001........................................               6,859,000
          2002........................................               6,632,000
          2003........................................               6,562,000
          Thereafter                                                 5,113,000
                                                                  ------------
                                                                   $37,517,000

United Grocers, Inc. and Subsidiaries

         Changes in the allowance for doubtful accounts for the years ended September 27, 1996, October 3, 1997 and October 2, 1998 are summarized as follows:

                                               Balance at         Charged to                           Balance at
                                               beginning           costs and                             end of
               Description                      of year            expenses          Deductions           year
               -----------                      -------            --------          ----------           ----

1996:
----
Allowance for doubtful accounts for:
     Accounts receivable...............    $       1,177,000   $       6,213,000  $    (6,250,000)  $       1,140,000
     Notes receivable..................              508,000           1,062,000         (460,000)          1,110,000
                                           -----------------   -----------------  ----------------  -----------------
         Total.........................    $       1,685,000   $       7,275,000  $    (6,710,000)  $       2,250,000
                                           =================   =================  ================  =================
1997:
----
Allowance for doubtful accounts for:
     Accounts receivable...............    $       1,140,000   $       7,829,000  $    (1,371,000)  $       7,598,000
     Notes receivable..................            1,110,000           2,943,000       (1,524,000)          2,529,000
                                           -----------------   -----------------  ----------------  -----------------
         Total.........................    $       2,250,000   $      10,772,000  $    (2,895,000)  $      10,127,000
                                           =================   =================  ================  =================
1998:
----
Allowance for doubtful accounts for:
     Accounts receivable...............    $       7,598,000   $       1,440,000  $    (7,802,000)  $       1,236,000
     Notes receivable..................            2,529,000           1,000,000       (3,215,000)            314,000
                                           -----------------   -----------------  ----------------  -----------------
         Total.........................    $      10,127,000   $       2,440,000  $   (11,017,000)  $       1,550,000
                                           =================   =================  ================  =================

5.       Other Assets:

         Other assets consist of the following:

                                                                                             Year Ended
                                                                                   October 3,         October 2,
                                                                                      1997               1998
                                                                                      ----               ----
                                        Software..............................  $      18,356,000  $      19,999,000
                                        Prepaid loan fees.....................                 --          1,073,000
                                        Other.................................          2,570,000          1,941,000
                                                                                -----------------  -----------------
                                             Subtotal.........................         20,926,000         23,013,000
                                        Less accumulated amortization.........        (3,591,000)        (6,981,000)
                                                                                -----------------  -----------------
                                             Total other assets, net..........  $      17,335,000  $      16,032,000
                                                                                =================  =================

         Amortization expense for the years ended September 27, 1996, October 3, 1997 and October 2, 1998 was $1,573,000, $4,152,000 and $4,143,000,
respectively.

United Grocers, Inc. and Subsidiaries

6.  Property, Plant and Equipment:

         Property, plant and equipment consists of the following:

                                                                                     Year Ended
                                                                         October 3,             October 2,
                                                                            1997                   1998
                                                                            ----                   ----
                   Land......................................       $       3,865,000      $       2,163,000
                   Buildings and improvements................              55,999,000             42,996,000
                   Warehouse and truck equipment.............              31,316,000             24,022,000
                   Office equipment..........................              14,185,000             14,432,000
                   Construction in progress..................               5,069,000                466,000
                                                                    -----------------      -----------------
                        Total property, plant and equipment..             110,434,000             84,079,000
                   Less accumulated depreciation.............            (48,991,000)           (46,165,000)
                                                                    -----------------      -----------------
                        Property, plant and equipment, net...       $      61,443,000      $      37,914,000
                                                                    =================      =================

Depreciation expense for the years ended September 27, 1996, October 3, 1997 and October 2, 1998 was $6,629,000, $7,690,000 and $6,379,000, respectively, including $187,000, $359,000 and $160,000, respectively, related to discontinued operations. Due to operating losses incurred by a retail store in Sacramento, California, United recorded during the year ended October 3, 1997 a write-down of approximately $1.8 million to reduce the carrying cost of the store's assets to estimated net realizable value. The loss is included in "gain/loss on write-down or disposition of assets, net" in the accompanying statements of operations. The store incurred losses for the years ended September 27, 1996, October 3, 1997 and October 2, 1998 of $601,000, $520,000 and $562,000,
respectively. The carrying value of the store's assets at October 2, 1998 is $10,000. The store is being operated but is being held for sale.

United Grocers, Inc. and Subsidiaries

7.  Notes Payable:

         Notes payable consists of the following:

                                                                                     Year Ended
                                                                         October 3,             October 2,
                                                                            1997                   1998
                                                                            ----                   ----
       Line of credit with financial institution.................   $      69,000,000      $      34,315,000
       Notes payable with financial institution:
            Term loan, interest at 7.344%, payable in four equal
              annual payments beginning May 1999.................                  --             10,000,000
            Real estate term loan, interest at 7.344%, payable in
              120 equal monthly principal and interest payments
              beginning February 1999............................                  --             25,000,000
       Notes payable, other:
            Capital stock residual notes, payable in 20 quarterly
              installments plus interest at a variable interest
              rate based on the current capital investment note             4,071,000              2,327,000
              rate...............................................
            Capitalized equipment leases, payable in monthly
              installments of $43,853, including interest at 12%
              to 20% through 2005 (collateralized by equipment)..           2,276,000              1,563,000
            Other notes payable..................................           1,495,000                281,000
       Redeemable notes and certificates:
            Capital investment notes (subordinated), interest at
              7.5%, maturity dates through 2005..................          41,745,000             39,277,000
            Registered redeemable building notes (subordinated),
              interest at 8%, not fixed maturity date............           3,088,000              2,830,000
            Credit agreement notes, interest from 7.0875% to
              7.1875%............................................          42,915,000                     --
       Senior notes payable to insurance companies, interest at
         8.42% and 9.15%.........................................          29,999,000                     --
       Mortgage notes payable, interest at 7.25%.................           3,597,000                     --
                                                                    -----------------      -----------------
            Total................................................         198,186,000            115,593,000
       Less current portion......................................        (10,191,000)           (41,159,000)
                                                                    -----------------      -----------------
            Total notes payable, net of current portion..........   $     187,995,000      $      74,434,000
                                                                    =================      =================

         Maturities of notes payable subsequent to October 2, 1998 are as follows:

      1999.....................................................................         $      41,159,000
      2000.....................................................................                 7,942,000
      2001.....................................................................                 9,984,000
      2002.....................................................................                 9,206,000
      2003.....................................................................                 6,200,000
      Thereafter                                                                               41,102,000
                                                                                        -----------------
                                                                                        $     115,593,000
                                                                                        =================

         United has a credit agreement with a financial institution providing for a line of credit of $100 million for revolving loans and $35 million for term loan facilities. The agreement was entered into in August 1998 and matures in February 2002. The agreement provides for letter of credit accommodations up to $1 million.

         The amount of borrowings available under the revolving line of credit, based upon a lending formula applied to accounts and notes receivable and inventory, was $70.4 million as of October 2, 1998. The revolving line of credit bears interest at LIBOR plus 1.75% or at prime rate (7.125% and 8.5%, respectively, at October 2, 1998). United had $34.3 million outstanding under the revolving loans, $20 million at LIBOR and $14.3 million at prime. The term loans bear interest at LIBOR plus 1.75% as of

United Grocers, Inc. and Subsidiaries

October 2, 1998. The revolving line of credit and term loans are collateralized by account receivables, inventory and other assets.

         As of October 2, 1998, United had letters of credit totaling $11 million, $1 million required by certain real property leases and $10 million required under its cash management agreement with a bank. The revolving and term loans and letters of credit are cross-collateralized by essentially all assets of the borrowers (United Grocers, Inc. and United Resources, Inc.) and are guaranteed by all subsidiaries.

         United's most restrictive covenants require it to maintain certain minimum adjusted net worth, minimum accounts receivable turnover and fill rates (as defined). United is in compliance with covenants related to its credit agreements as of October 2, 1998.

         Amounts available under the credit agreement and letter of credit accommodations are subject to reduction by the lender being permitted to establish availability reserves based upon certain events, conditions, contingencies or risks which it may in good faith determine.

8.       Income Taxes:

         The income tax (provision) benefit, including amounts associated with discontinued operations and the cumulative effect of a change in accounting method, for the years ended September 27, 1996, October 3, 1997 and October 2, 1998 consists of the following:

                                1996               1997              1998
                                ----               ----              ----
Current:
     Federal.......        $        ---         $   100,000      $ (2,600,000)
                           ------------         -----------      -------------
Deferred:
     Federal.......                 ---           7,493,000        (8,135,000)
     State.........                 ---           1,207,000        (1,272,000)
                          -------------         -----------     -------------
                                    ---           8,700,000        (9,407,000)
                          -------------         -----------     -------------
                           $        ---          $8,800,000      $(12,007,000)
                           ============          ==========      =============

         The current provision for the year ended October 2, 1998 primarily relates to the gain on disposal of the insurance segment.

         The reconciliation of the statutory Federal tax rate to the effective income tax rate for the years ended September 27, 1996, October 3, 1997 and October 2, 1998 is as follows:

                                                             1996                1997               1998
                                                             ----                ----               ----
     Statutory income tax rate (34%)...............    $       1,893,000  $       5,937,000   $    (10,801,000)
     State income taxes, net of Federal income tax
       benefit.....................................              223,000            797,000         (1,272,000)
     Tax exempt interest...........................               98,000                 --                  --
     Establishment of valuation allowance..........          (2,156,000)                 --                  --
     Reversal of valuation allowance due to tax
       planning strategy...........................                   --          3,568,000                  --
     Patronage-related book/tax differences........                   --        (1,502,000)                  --
     Other.........................................             (58,000)                 --              66,000
                                                       -----------------  -----------------   -----------------
          Total....................................    $              --  $       8,800,000   $    (12,007,000)
                                                       =================  =================   =================

United Grocers, Inc. and Subsidiaries

         The significant components of deferred income taxes as of October 3, 1997 and October 2, 1998 is as follows:

                                                                                 1997               1998
                                                                                 ----               ----
     Deferred income taxes, current asset:
          Insurance reserves.....................................         $       1,359,000
          Inventories............................................                   362,000   $         309,000
          Allowance for doubtful accounts........................                 1,650,000             253,000
          Accrued employee benefits..............................                   192,000             168,000
          Capitalized lease insurance............................                   244,000             244,000
          Nonpatronage net operating loss carryforward...........                 4,128,000                  --
          Alternative minimum tax credit.........................                   150,000             178,000
          Other..................................................                    62,000             374,000
                                                                          -----------------   -----------------
              Net current deferred tax asset.....................                 8,147,000           1,526,000
                                                                          -----------------   -----------------
     Deferred income taxes, non-current asset (liability):
          Accumulated depreciation...............................               (2,561,000)         (3,088,000)
          Impairment reserve.....................................                   689,000                  --
          Lease accrual..........................................                 1,474,000           1,302,000
          Prepaid pension cost...................................                        --           (738,000)
          Deferred income on sale-leaseback transactions.........                   845,000                  --
          Deferred compensation..................................                   106,000             291,000
                                                                          -----------------   -----------------
              Net non-current deferred tax asset (liability).....                   553,000         (2,233,000)
                                                                          -----------------   -----------------
              Total..............................................         $       8,700,000   $       (707,000)
                                                                          =================   =================

9.       Discontinued Operations:

         In September 1997, United's management and board of directors approved a plan whereby the insurance operations would be sold to an unrelated party. The sale of the insurance operations was completed in July 1998. Accordingly, the results of operations of the insurance segment for the years ended September 27, 1996, October 3, 1997 and October 2, 1998 have been presented as "discontinued operations" in the accompanying statements of operations.

         The following is a summary of the assets and liabilities of the insurance segment as of October 3, 1997:

      Assets:
           Investments.........................................................         $      51,513,000
           Receivables and other current assets................................                22,070,000
           Long-term assets....................................................                 1,328,000
                                                                                        -----------------
                                                                                               74,911,000
      Liabilities:
           Insurance reserves supported by investments.........................                26,356,000
           Accounts payable and other current liabilities......................                19,544,000
                                                                                        -----------------
               Net investment in insurance segment.................................     $      29,011,000
                                                                                        =================

United Grocers, Inc. and Subsidiaries

10.  Sale of Cash & Carry Division:

         On May 15, 1998, United sold to an unrelated party the assets and liabilities of its Cash & Carry division, consisting of 40 wholesale grocery stores. The net sales proceeds included a $17,500,000 note from the buyer. United realized a gain on the sale, as follows:

      Net sales proceeds.......................................................         $      55,486,000
                                                                                        -----------------
      Net investment in Cash & Carry division:
           Current assets......................................................                26,589,000
           Non-current assets..................................................                 5,864,000
           Current liabilities.................................................               (6,000,000)
                                                                                        -----------------
                                                                                               26,453,000
                                                                                        $      29,033,000

         The accompanying consolidated statements of operations for the years ended September 27, 1996, October 3, 1997 and October 2, 1998 (through May 15,
1998) include the following amounts with respect to the Cash & Carry division:

                                                           1996              1997              1998
                                                           ----              ----              ----
     Net sales and operations.....................  $    32,882,000   $    37,530,000    $   22,797,000
     Costs and expenses...........................      (32,133,000)      (34,551,000)      (22,380,000)
     Other income.................................        1,707,000         1,179,000         1,519,000
                                                    ---------------   ---------------    --------------
          Income before income taxes..............  $     2,456,000   $     4,158,000    $    1,936,000
                                                    ===============   ===============    ==============

11.      Members' Patronage Dividends:

         United's income from sales to members, before income taxes and patronage dividends, is available at the discretion of the Board of Directors, to be returned to the members in the form of patronage dividends. For the year ended September 27, 1996, the Board of Directors voted to distribute $4 million in patronage dividends, approximately $3.2 million which was paid in cash and approximately $800,000 which was distributable in the form of common stock. No patronage earnings were available to pay patronage dividends for the years ended October 3, 1997 and October 2, 1998.

12.      Reinsurance:

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

United Grocers, Inc. and Subsidiaries

         Reinsurance amounts reflected in the financial statements as of October 3, 1997 and for the years ended September 27, 1996 and October 3, 1997 are as follows:

                                                                                 1996               1997
                                                                                 ----               ----
     For the balance sheet:
          Reinsurance recoverable................................                             $       9,440,000
          Prepaid reinsurance premiums...........................                                     3,746,000

              Total..............................................                             $      13,186,000
                                                                                              =================
     For the statement of operations:
          Premiums written:
              Gross..............................................         $      28,988,000   $      31,198,000
              Assumed............................................                   567,000             742,000
              Ceded..............................................               (8,185,000)        (10,331,000)
                                                                          -----------------   -----------------
              Net premiums written...............................         $      21,370,000   $      21,609,000
                                                                          =================   =================
     Premiums earned:
          Gross..................................................         $      26,515,000   $      29,596,000
          Assumed................................................                   598,000             682,000
          Ceded..................................................               (7,403,000)         (9,698,000)
                                                                          -----------------   -----------------
          Net premiums earned....................................         $      19,710,000   $      20,580,000
                                                                          =================   =================
     Expenses:
          Losses and loss adjustment expenses....................         $      18,051,000   $      16,610,000
          Reinsurance recoveries.................................               (4,617,000)         (3,142,000)
                                                                          -----------------   -----------------
          Net losses and loss adjustment expenses................         $      13,434,000   $      13,468,000
                                                                          =================   =================

United Grocers, Inc. and Subsidiaries

13.  Segment Reporting:

         A summary of information about United's operations by the distribution and insurance segments for the years ended September 27, 1996 and October 3, 1997 is as follows:

                                                                                 1996               1997
                                                                                 ----               ----
     Net sales and operations:
          Distribution...........................................         $   1,280,453,000   $   1,306,602,000
          Insurance (1)..........................................                20,096,000          22,231,000
                                                                          -----------------   -----------------
              Total..............................................         $   1,300,549,000   $   1,328,833,000
                                                                          =================   =================
     Income (loss) before income taxes:
          Distribution...........................................         $     (8,049,000)   $    (21,627,000)
          Insurance (1)..........................................                 2,480,000           4,167,000
                                                                          -----------------   -----------------
              Total..............................................         $     (5,569,000)   $    (17,460,000)
                                                                          =================   =================
     Depreciation and amortization expense:
          Distribution...........................................         $       8,015,000   $      11,483,000
          Insurance (1)..........................................                   187,000             359,000
                                                                          -----------------   -----------------
              Total..............................................         $       8,202,000   $      11,842,000
                                                                          =================   =================
     Capital expenditures, including software:
          Distribution...........................................         $      22,568,000   $      21,974,000
          Insurance..............................................                    80,000              79,000
                                                                          -----------------   -----------------
              Total..............................................         $      22,648,000   $      22,053,000
                                                                          =================   =================

     Total assets as October 3, 1997:
          Distribution...........................................                             $     290,516,000
          Insurance..............................................                                    74,911,000
                                                                                              -----------------
              Total..............................................                             $     365,427,000
                                                                                              =================
----------

(1) Reported as discontinued operations.

14.      Retirement Plans:

         United has a company-sponsored pension plan that covers substantially all of its salaried employees. United has made annual contributions to the plan equal to the amount annually accrued for pension expense. United's funding policy is to satisfy the funding requirements of the Employees' Retirement Income Security Act.

         In determining the actuarial present value of the projected benefit obligation, a discount rate of 8%, 7.75% and 6.75% was used for the years ended September 27, 1996, October 3, 1997 and October 2, 1998, respectively, and a future maximum compensation increase rate of 4%, 3.75% and 2.75% was used for the years ended September 27, 1996, October 3, 1997 and October 2, 1998, respectively. The expected long-term rate of return on assets was 8%.

United Grocers, Inc. and Subsidiaries

         Pension costs for the plan consists of the following for the years ended September 27, 1996, October 3, 1997 and October 2, 1998, respectively:

                                                                    1996              1997               1998
                                                                    ----              ----               ----
     Company-sponsored:
          Service costs of benefits earned................    $        952,000  $       1,155,000  $       1,184,000
          Interest cost on the projected benefit obligation          1,668,000          1,788,000          1,856,000
          Expected return on plan assets..................         (1,932,000)        (2,197,000)        (2,616,000)
          Amortization of:
              Unrecognized net asset......................           (168,000)          (168,000)          (168,000)
              Unrecognized net gain.......................            (38,000)          (100,000)        (4,962,000)
              Unrecognized prior service cost.............              61,000             61,000             61,000
                                                              ----------------  -----------------  -----------------
              Net periodic pension cost (benefit).........    $        543,000  $         539,000  $     (4,645,000)
                                                              ================  =================  =================

         Amortization of the unrecognized net gain for the year ended October 2, 1998, includes the cumulative effect of a change in accounting method (see Note
1) of $2,912,000.

         The following table sets forth the plan's funded status as of the years ended October 3, 1997 and October 2, 1998:

                                                                                        1997                 1998
                                                                                        ----                 ----
     Actuarial present value of benefit obligations:
          Vested.....................................................           $      17,200,000     $      27,082,000
          Non-vested.................................................                   1,137,000               841,000
                                                                                -----------------     -----------------
              Accumulated benefit obligation.........................                  18,337,000            27,923,000
          Effect of projected future compensation levels.............                   5,268,000             2,125,000
                                                                                -----------------     -----------------
              Projected benefit obligation...........................                  23,605,000            30,048,000
     Plan assets at fair value, primarily listed stocks, fixed income
       and bond and equity funds.....................................                  33,541,000            33,919,000
                                                                                -----------------     -----------------
              Excess of plan assets over projected benefit obligation                   9,936,000             3,871,000
     Unrecognized net asset..........................................                 (1,393,000)           (1,225,000)
     Unrecognized net gain...........................................                 (9,064,000)             (976,000)
     Unrecognized prior service cost.................................                     594,000               271,000
                                                                                -----------------     -----------------
          Prepaid pension cost.......................................           $          73,000     $       1,941,000
                                                                                =================     =================

         United also participates in several multi-employer pension plans for the benefit of its employees who are union members. The data available from administrators of the multi-employer plans is not sufficient to determine the accumulated benefits obligation, nor the net assets attributable to the multi-employer plans in which United's union employees participate. United's costs for these multi-employer plans for the years ended September 27, 1996, October 3, 1997 and October 2, 1998 were $3,326,000, $3,874,000 and $3,965,000, respectively.

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

United Grocers, Inc. and Subsidiaries

         The following table presents the status of the plan and amounts recognized for post-retirement benefits in United's financial statements as of and for the years ended October 3, 1997 and October 2, 1998:

                                                                                        1997                 1998
                                                                                        ----                 ----
     Accumulated post-retirement benefit obligation:
          Retirees...................................................           $       1,810,000     $       2,515,000
          Fully eligible active plan participants....................                   1,578,000             1,111,000
          Other active plan participants.............................                     927,000               370,000
                                                                                -----------------     -----------------
              Total accumulated post-retirement benefit obligation...                   4,315,000             3,996,000
     Unrecognized net transition obligation..........................                 (3,331,000)           (3,075,000)
                                                                                -----------------     -----------------
              Accrued post-retirement benefit obligation.............           $         984,000     $         921,000
                                                                                =================     =================

                                                             1996                1997               1998
                                                             ----                ----               ----
     Net  periodic post-retirement benefit cost
          includes the following components for the
          years ended September 27, 1996, October 3,
          1997 and October 2, 1998:
     Service cost..................................    $          52,000  $          52,000   $          24,000
     Interest cost.................................              271,000            271,000             246,000
     Amortization of transition obligation.........              169,000            169,000             178,000
                                                       -----------------  -----------------   -----------------
          Net periodic post-retirement benefit cost    $         492,000  $         492,000   $         448,000
                                                       =================  =================   =================

         The assumed health care cost trend rate used to measure the expected cost of benefits was 11% in year one, decreasing 1% per year to a minimum rate of 4%. The effect of a 1% increase in the assumed health care cost trend rate on the aggregate of the service and interest cost components of the net periodic post-retirement benefit cost and the accumulated post-retirement benefit obligation would be to increase these amounts by approximately $170,000, $170,000 and $12,000 for the years ended September 27, 1996, October 3, 1997 and October 2, 1998, respectively. The discount rate used in determining the accumulated post-retirement benefit obligation was 7.75%, 8% and 7% as of September 27, 1996, October 3, 1997 and October 2, 1998, respectively.

        United also has two separate company-sponsored 401(k) plans. In one plan, all salaried non-union employees are eligible to participate. Contributions by United are at the discretion of the Board of Directors. In the other plan, union employees are eligible to participate, but United makes no matching contributions. For the years ended September 27, 1996, October 3, 1997 and October 2, 1998, United made matching contributions to the 401(k) plans totaling $291,000, $305,000 and $262,000, respectively.

15.      Leases:

         United has various operating leases for buildings and equipment, certain of which are subleased to affiliated companies and members. The leases expire at various dates through 2022. Rental expense consists of the following for the years ended September 27, 1996, October 3, 1997 and October 2, 1998:

                                                             1996                1997               1998
                                                             ----                ----               ----
     Minimum rentals...............................    $      19,463,000  $      24,551,000   $      25,768,000
     Less sublease income..........................          (6,873,000)       (10,506,000)         (8,844,000)
                                                       ------------------ -----------------   -----------------
          Net rental expense.......................    $      12,590,000  $      14,045,000   $      16,924,000
                                                       =================  =================   =================

United Grocers, Inc. and Subsidiaries

         The following is a schedule by years showing future minimum rentals under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of October 2, 1998:

                                                              (a)                (b)
                                                            Minimum            Minimum               Net
     Fiscal Year                                           Payments            Receipts            Minimum
     -----------                                           --------            --------            -------
     1999..........................................    $      21,486,000  $       8,890,000   $      12,596,000
     2000..........................................           19,408,000          8,143,000          11,265,000
     2001..........................................           17,016,000          7,689,000           9,327,000
     2002..........................................           15,616,000          7,247,000           8,369,000
     2003..........................................           13,786,000          6,567,000           7,219,000
     Thereafter....................................           82,695,000         57,044,000          25,651,000
                                                       -----------------  -----------------   -----------------
              Total................................    $     170,007,000  $      95,580,000   $      74,427,000
                                                       =================  =================   =================

     Summary:
          Building leases..........................    $     141,073,000  $      89,266,000   $      51,807,000
          Equipment leases.........................           28,934,000          6,314,000          22,620,000
                                                       -----------------  -----------------   -----------------
              Total................................    $     170,007,000  $      95,580,000   $      74,427,000
                                                       =================  =================   =================
----------

(a) Minimum payments are those required by the Company over the terms of significant leases.

(b) Minimum receipts are those to be received by the Company from sublease agreements.

         United has accrued $7,310,000 and $7,751,000 as of October 3, 1997 and October 2, 1998, respectively, for the estimated losses on subleasing arrangements, $5,505,000 and $5,896,000, respectively, of which is included in other liabilities and $1,805,000 and $1,855,000, respectively, of which is included in other current liabilities in the accompanying consolidated balance sheets.

         United has entered into sale-leaseback transactions for various supermarket properties, which resulted in deferred gains of approximately $3,650,000 and $1,257,000 as of October 3, 1997 and October 2, 1998,
respectively. The deferred gains are being amortized over the leaseback periods of twenty years. The total remaining lease commitments at October 2, 1998 are approximately $7,877,000 over nineteen years with an annual rental of approximately $336,000.

16.      Supplemental Cash Flow Information:

                                                             1996                1997               1998
                                                             ----                ----               ----
     Supplemental disclosures:
          Cash paid during the years for:
              Interest.............................    $      14,546,000  $      16,342,000   $      12,738,000
              Income taxes, net of refunds of
              $1,200,000 in 1998...................              279,000            151,000           4,800,000
          Supplemental schedule of noncash
          investing and financing activities:
              Sale of insurance segment in exchange
                for note receivable................                   --                 --           4,000,000
              Sale of Cash & Carry division and
                other assets in exchange for notes
                receivable.........................                   --                 --          18,846,346
              Members' allowances paid in common
                stock..............................                   --            773,000                  --
              Exchange of member receivable for
                equity interest in affiliate.......            3,250,000            362,000                  --
              Exchange of investment in affiliate
                for note receivable                                   --                 --           4,550,000

United Grocers, Inc. and Subsidiaries

17.      Affiliated Companies:

         United owns interests in affiliates, which are accounted for on the equity method. One affiliate is a vendor that provides private label brand merchandise. The other affiliates operate retail grocery stores and are also members of United. A member of United's Board of Directors controls R.A.F. Limited Liability Company.

         An approximate summary of aggregate balances and transactions with affiliates in which United had an interest as of year-end is as follows:

                                                                                     October 3,        October 2,
                                                                                        1997              1998
                                                                                        ----              ----
        Balance sheet:
             Investment in affiliated companies.................................  $      6,971,000  $       3,360,000
             Accounts receivable................................................         2,898,000          2,651,000
             Notes receivable...................................................           428,000                 --
             Accounts payable...................................................         7,046,000          4,079,000

                                                                                     Year ended
                                                                                     ----------
                                                                 September 27,       October 3,        October 2,
                                                                     1996               1997              1998
                                                                     ----               ----              ----
        Statement of operations:
             Sales...........................................  $     129,855,000  $    137,029,000  $       2,933,000
             Purchases.......................................        111,348,000       118,268,000        119,495,000
             Volume incentive rebate for purchases from
               affiliated company............................          2,931,000         3,909,000          4,361,000
             Refunds, rebates and member allowances to
               affiliated companies..........................          2,570,000         1,985,000             34,000
             Equity in earnings of affiliated companies......            568,000           107,000            169,000

         These affiliates and United's net investments as of October 3, 1997 and October 2, 1998 and percentages of ownership during the years then ended are as follows:

                                                                                        Net            Percentage
        1997                                                                         Investment         Ownership
        ----                                                                         ----------         ---------
        Western Family Holding Company..........................................  $      1,974,000         22%
        C & K Market, Inc. (sold July 1997).....................................                --         22%
        R.A.F. Limited Liability Company........................................         1,081,000         94%
        North State Grocery, Inc................................................         3,623,000         26%
        Other...................................................................           293,000
                                                                                  ----------------
                                                                                  $      6,971,000
        1998
        Western Family Holding Company..........................................  $      2,143,000         22%
        R.A.F. Limited Liability Company........................................         1,081,000         94%
        Other...................................................................           136,000
                                                                                  ----------------
                                                                                  $      3,360,000


United Grocers, Inc. and Subsidiaries

         Combined unaudited financial information of the affiliated entities, including third-party interests is as follows:

                                                                                     October 3,        October 2,
                                                                                        1997              1998
                                                                                        ----              ----
        Current assets..........................................................  $     55,359,000  $      41,903,000
        Non-current assets......................................................        13,559,000          4,185,000
        Current liabilities.....................................................        49,193,000         35,905,000
        Non-current liabilities.................................................         3,872,000                 --
        Owners' equity..........................................................        15,853,000         10,184,000

                                                                  Year Ended         Year Ended        Year Ended
                                                                 September 27,       October 3,        October 2,
                                                                     1996               1997              1998
                                                                     ----               ----              ----
         Revenues............................................  $     777,379,000  $    633,124,000  $     525,514,000
         Gross profit........................................         98,929,000        46,506,000         19,550,000
         Net income (loss)...................................          2,531,000           220,000           (77,000)

         All of these affiliates are privately held companies for which no ready market values are available. In management's opinion, the equity interests as stated are equal to or less than the fair market value of United's interests in these affiliates.

18.      Related Party Transactions:

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

19.      Concentrations of Credit Risk:

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

United Grocers, Inc. and Subsidiaries

         United performs ongoing credit evaluations of its members' financial condition and maintains allowances for potential credit losses.

         Two customers accounted for more than 10% of United's net sales for the year ended October 2, 1998. Sales to these customers were approximately $118 million and $235 million.

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

                  Investments restricted or maintained for insurance reserves--see Note 4.

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

                  Notes payable--the carrying amounts of variable-rate debt instruments approximate their fair value. The fair values of fixed-rate long-term debt are estimated using discounted cash flow analyses based on United's incremental borrowing rates for similar types of borrowing arrangements. The assumed incremental borrowing rates used to determine the fair value of fixed-rate long-term debt were 11% and 8% for 1997 and 1998.

         The carrying amounts and approximate fair values of United's financial instruments at the balance sheet dates are as follows:

                                                                                      Carrying            Fair
        1997                                                                          Amounts            Values
        ----                                                                          -------            ------
        Cash and cash equivalents...............................................  $     10,223,000  $      10,223,000
        Long-term notes receivable, including the current portion, net of
             allowance for doubtful notes.......................................        18,334,000         18,334,000
        Investment in and accounts with affiliated companies....................         6,971,000          6,971,000
        Notes payable...........................................................       198,186,000        193,886,000

        1998
        ----
        Cash and cash equivalents...............................................  $      1,294,000  $       1,294,000
        Long-term notes receivable, including the current portion, net of
             allowance for doubtful notes.......................................        37,203,000         37,203,000
        Investment in and accounts with affiliated companies....................         3,360,000          3,360,000
        Notes payable...........................................................       115,593,000        112,688,000

United Grocers, Inc. and Subsidiaries

21.  Commitments and Contingencies:

         United has entered into various agreements under which it sells certain of its notes receivable from members subject to limited recourse provisions. Personal property, securities and guarantees collateralize these notes. United in turn receives a monthly service fee. United recognizes the net present value of the excess of the future service fees over the estimated service cost as a servicing asset and related gain upon the sale of a loan. The service asset is amortized over the life of the related note agreement. In the years ended September 27, 1996, October 3, 1997 and October 2, 1998, United sold notes totaling approximately $10,549,000, $13,205,000 and $1,518,000, respectively, and recognized $330,852, $1,734,000 and $20,000, respectively, of gains on the sales. The balances of transferred notes that were outstanding and subject to recourse provisions were approximately $39,313,000 and $24,426,000 at October 3, 1997 and October 2, 1998, respectively. The unamortized service asset as of October 3, 1997 and October 2, 1998 was $1,969,000 and $1,281,000, respectively. In the event United is in default of other credit agreements, the buyer of these notes has the right to demand collection of the outstanding notes balances from United.

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

         United is guarantor of a letter of credit a customer has with a bank. The letter of credit is $1,500,000 of which no amount has been drawn at October 2, 1998.

22.      Proposed Merger (Unaudited):

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

                              UNITED GROCERS, INC.
                                  (Registrant)


Dated: September 16, 1999     By: /s/ T. W. Olsen
                                 -----------------------
                              Terrence W. Olsen
                              President and C.E.O.

                                  EXHIBIT INDEX

The Exhibit Index of United's Annual Report on Form 10-K for the fiscal year ended October 2, 1998, filed on January 20, 1999, which lists the exhibits that are filed as part of this report is incorporated by reference, except for the following changes:

     The following additional exhibits are filed as part of this report:

         Exhibit 16. Letter regarding change in certifying accountant (incorporated by reference to Exhibit 16 to the registrant's Form 8-K filed on June 24, 1997).

     The following exhibit (filed as part of this report) replaces Exhibits 4.D1, 4.D2 and 4.D3 contained in United's Annual Report on Form 10-K for the fiscal year ended October 2, 1998, filed on January 20, 1999:

         Exhibit 4.D1. Amended and Restated Loan Purchase Agreement (Existing Program) among United Resources, Inc., the registrant and National Consumer Cooperative Bank dated January 30, 1998.

     The following exhibit (filed as part of this report) replaces Exhibit 4.D4 contained in United's Annual Report on Form 10-K for the fiscal year ended October 2, 1998, filed on January 20, 1999:

         Exhibit 4.D2. Amended and Restated Loan Purchase Agreement (Holdback Program) among United Resources, Inc., the registrant and National Consumer Cooperative Bank dated January 30, 1998.