Form 10-Q/A
period 1999-04-02
UNITED GROCERS INC /OR/
filed 1999-09-20
CIK 225966

UNITED GROCERS, INC., AND SUBSIDIARIES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          AMENDMENT NO. 1 TO FORM 10-Q
                                 (FORM 10-Q/A )

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

                               6433 S.E. Lake Road
                             Milwaukie, Oregon 97222
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (503) 833-1000

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [X].

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                      Outstanding at May 1, 1999
Common shares, $5 par value                                 546,209 shares

         Pursuant to Rule 12b-15, promulgated under the Securities Exchange Act of 1934, the registrant amends the following Item of its Quarterly Report on Form 10-Q for the quarter ended April 2, 1999, so that, as amended, such Item reads as set forth herein:

                                     Part II

Item 6.  Exhibits and Reports on Form 8-K

(a)      10.E1   Employment Contract between the registrant and
                 Terrence W. Olsen dated March 25, 1999.*

         10.E3 Employment Contract between the registrant and Mark Tweedie dated March 22, 1999.*

         10.E4 Employment Contract between the registrant and Keith A. Miller dated March 23, 1999.*

                Exhibit 27 Financial Data Schedule (incorporated by reference to
                Exhibit 27 to the registrant's Form 10-Q for the fiscal quarter ended April 2, 1999).

(b)                      Reports on Form 8-K

                None.

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.






Date:  September 16, 1999          UNITED GROCERS, INC.
                                   (Registrant)



                                   By /s/ Mark Tweedie
                                      ------------------------------------------
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer)